Form 10-K
period 1996-12-31
DISCOVER CARD MASTER TRUST I
filed 1997-03-28
CIK 894329

                                                                  CONFORMED COPY

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996


                         Commission file number 0-23108


                          DISCOVER CARD MASTER TRUST I
                          ----------------------------
             (Exact name of registrant as specified in its charter)



        Delaware                                   Not Applicable
        --------                                   --------------
(State of Organization)                  (I.R.S. Employer Identification No.)

c/o Greenwood Trust Company
12 Read's Way
New Castle, Delaware                                         19720
-------------------------------------------                ---------
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (302) 323-7184
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
         Title of each class                      on which each class
         to be so registered                       is to be registered
         -------------------                     -----------------------
               None                                   Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                                 Series 1993-1:
          Floating Rate Class A Credit Card Pass-Through Certificates
              5.30% Class B Credit Card Pass-Through Certificates

                                 Series 1993-2:
              5.40% Class A Credit Card Pass-Through Certificates
              5.75% Class B Credit Card Pass-Through Certificates

                                 Series 1993-3:
              6.20% Class A Credit Card Pass-Through Certificates
              6.45% Class B Credit Card Pass-Through Certificates

                                 Series 1994-1:
              6.70% Class A Credit Card Pass-Through Certificates
              6.90% Class B Credit Card Pass-Through Certificates

                                 Series 1994-2:
          Floating Rate Class A Credit Card Pass-Through Certificates
              8.05% Class B Credit Card Pass-Through Certificates

                                 Series 1994-3:
          Floating Rate Class A Credit Card Pass-Through Certificates
              7.75% Class B Credit Card Pass-Through Certificates

                                 Series 1995-1:
          Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                 Series 1995-2:
              6.55% Class A Credit Card Pass-Through Certificates
              6.75% Class B Credit Card Pass-Through Certificates

                                 Series 1995-3:
          Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                 Series 1996-1:
          Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                 Series 1996-2:
          Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                 Series 1996-3:
              6.05% Class A Credit Card Pass-Through Certificates
              6.25% Class B Credit Card Pass-Through Certificates

                                 Series 1996-4:
          Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.
                           Yes    x         No
                                -----          -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      Index to Exhibits Appears on Page 10



                                     PART I


Item 1.  Business

         The Discover Card Master Trust I (the "Trust") was formed pursuant to a Pooling and Servicing Agreement dated as of October 1, 1993, as amended (the "Pooling and Servicing Agreement") by and between Greenwood Trust Company ("Greenwood") as Master Servicer, Servicer and Seller, and First Bank National Association (successor trustee to Bank of America Illinois, formerly Continental Bank, National Association) as Trustee (the "Trustee"). The Trust's only business is to act as a passive conduit to permit investment in a pool of retail consumer receivables.

         The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 1993-1 Class A Certificates") and the 5.30% Class B Credit Card Pass-Through Certificates (the "Series 1993-1 Class B Certificates") of Series 1993-1 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of October 27, 1993, by and between Greenwood and the Trustee.

         The 5.40% Class A Credit Card Pass-Through Certificates (the "Series 1993-2 Class A Certificates") and the 5.75% Class B Credit Card Pass-Through Certificates (the "Series 1993-2 Class B Certificates") of Series 1993-2 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of December 1, 1993, by and between Greenwood and the Trustee.

         The 6.20% Class A Credit Card Pass-Through Certificates (the "Series 1993-3 Class A Certificates") and the 6.45% Class B Credit Card Pass-Through Certificates (the "Series 1993-3 Class B Certificates") of Series 1993-3 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of November 23, 1993, by and between Greenwood and the Trustee.

         The 6.70% Class A Credit Card Pass-Through Certificates (the "Series 1994-1 Class A Certificates") and the 6.90% Class B Credit Card Pass-Through Certificates (the "Series 1994-1 Class B Certificates") of Series 1994-1 were issued pursuant to the Pooling and Servicing

Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of August 24, 1994, by and between Greenwood and the Trustee.

         The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 1994-2 Class A Certificates") and the 8.05% Class B Credit Card Pass-Through Certificates (the "Series 1994-2 Class B Certificates") of Series 1994-2 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of October 14, 1994, as amended, by and between Greenwood and the Trustee.

         The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 1994-3 Class A Certificates") and the 7.75% Class B Credit Card Pass-Through Certificates (the "Series 1994-3 Class B Certificates") of Series 1994-3 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of October 20, 1994, by and between Greenwood and the Trustee.

         The Floating Rate Class A Credit Card Pass-Through Certificate (the "Series 1994-A Class A Certificate") of Series 1994-A was issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of December 20, 1994, by and between Greenwood and the Trustee.

         The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 1995-1 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 1995-1 Class B Certificates") of Series 1995-1 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of April 19, 1995, by and between Greenwood and the Trustee.

         The 6.55% Class A Credit Card Pass-Through Certificates (the "Series 1995-2 Class A Certificates") and the 6.75% Class B Credit Card Pass-Through Certificates (the "Series 1995-2 Class B Certificates") of Series 1995-2 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of August 1, 1995, by and between Greenwood and the Trustee.

         The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 1995-3 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 1995-3 Class B Certificates") of Series 1995-3 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of September 28, 1995, by and between Greenwood and the Trustee.

         The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 1996-1 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 1996-1 Class B Certificates") of Series 1996-1 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of January 18, 1996, by and between Greenwood and the Trustee.

         The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 1996-2 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 1996-2 Class B Certificates") of Series 1996-2 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and

Servicing Agreement dated as of January 29, 1996, by and between Greenwood and the Trustee.

         The 6.05% Class A Credit Card Pass-Through Certificates (the "Series 1996-3 Class A Certificates") and the 6.25% Class B Credit Card Pass-Through Certificates (the "Series 1996-3 Class B Certificates") of Series 1996-3 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of February 21, 1996, by and between Greenwood and the Trustee.

         The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 1996-4 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 1996-4 Class B Certificates") of Series 1996-4 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of April 30, 1996, by and between Greenwood and the Trustee.

         The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 1996-5 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 1996-5 Class B Certificates") of Series 1996-5 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of July 24, 1996, by and between Greenwood and the Trustee.

         The Trust's Series 1993-1 Class A Certificates, Series 1993-2 Class A Certificates, Series 1993-3 Class A Certificates, Series 1994-1 Class A Certificates, Series 1994-2 Class A Certificates, Series 1994-3 Class A Certificates, Series 1995-1 Class A Certificates, Series 1995-2 Class A Certificates, Series 1995-3 Class A Certificates, Series 1996-1 Class A Certificates, Series 1996-2 Class A Certificates, Series 1996-3 Class A Certificates and Series 1996-4 Class A Certificates shall, collectively, be known as the "Class A Certificates." Similarly, the Trust's Series 1993-1 Class B Certificates, Series 1993-2 Class B Certificates, Series 1993-3 Class B Certificates, Series 1994-1 Class B Certificates, Series 1994-2 Class B Certificates, Series 1994-3 Class B Certificates, Series 1995-1 Class B Certificates, Series 1995-2 Class B Certificates, Series 1995-3 Class B Certificates, Series 1996-1 Class B Certificates, Series 1996-2 Class B Certificates, Series 1996-3 Class B Certificates, Series 1996-4 Class B Certificates and Series 1996-5 Class B Certificates shall, collectively, be known as the "Class B Certificates."


Item 2.  Properties

         The property of the Trust includes a portfolio of receivables (the "Receivables") arising under selected Discover Card accounts (the "Accounts") originated by Greenwood, the cash received in payment of those Receivables (including recoveries on charged-off Receivables), funds on deposit in the Credit Enhancement Account for each Series and a currency swap with respect to Series 1996-5. At or prior to the time of the Trust's formation, Greenwood transferred to the Trust all the Receivables in the Accounts designated as such at or prior to such time. Greenwood has also transferred to the Trust the Receivables in accounts that were designated as Accounts after the time of formation of the Trust, as of the time of such designation. Greenwood also has transferred and will transfer additional Receivables generated in the Accounts to the Trust on an ongoing basis and in the future may transfer

Receivables in Additional Accounts to the Trust from time to time. Information related to the performance of the Receivables during 1996 is set forth in the ANNUAL AGGREGATE REPORT filed as Exhibit 99(A) to this Annual Report on Form 10-K.


Item 3.  Legal Proceedings

         Greenwood is involved from time to time in various legal proceedings that arise in the ordinary course of its business. Greenwood does not believe that the resolution of any of these proceedings will have a material adverse effect on Greenwood's financial condition or on the Receivables. There can be no assurance, however, regarding any of these effects.

Certain legal and administrative proceedings challenged, under the laws of several states, the imposition of late payment fees (or other incidental charges) by Greenwood on Discover Cardmembers. In each of these matters, the party proceeding against Greenwood claimed that applicable state law prohibits or limits the imposition of late payment fees, sought to enjoin Greenwood from imposing late payment fees on Discover Card accounts of residents of the state in question and sought refunds of (and, in some cases, civil penalties with respect to) late payment fees previously imposed on such accounts. Greenwood asserted a defense in these proceedings that federal law preempts any state law prohibition against or limitation on charging a late fee payment or other fee with respect to Discover Card accounts. On June 3, 1996, the United States Supreme Court issued a decision holding that state laws limiting late charges are preempted with respect to national banks by federal law, and the Court remanded for reconsideration lower-court decisions that had held that such state laws were not similarly preempted with respect to other federally insured banks. In light of these rulings, all of the outstanding legal and administrative proceedings challenging, on the basis of state law, Greenwood's imposition of late fees and other incidental charges on Discover Cardmembers were resolved in 1996 in Greenwood's favor. No such proceedings are currently pending.


Item 4.  Submission of Matters to a Vote of Security Holders

         None



                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Class A Certificates and the Class B Certificates are held and delivered in book-entry form through the facilities of The Depository Trust Company ("DTC") (in the United States), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended, or Cedel Bank, societe anonyme or Euroclear (in Europe). The definitive Class A Certificates and Class B Certificates are held by Cede & Co., the nominee of DTC.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

         None



                                    PART III


Item 12. Security Ownership of Certain Beneficial Owners and Management

         As of March 17, 1997, 100% of the Class A Certificates and the Class B Certificates was held in the nominee name Cede & Co. for beneficial owners. As of March 17, 1997, 100% of the beneficial ownership of the Series 1994-A Class A Certificate was held by Riverwoods Funding Corporation. As of March 17, 1997, 100% of the beneficial ownership of the Series 1996-5 Class A Certificates was held in bearer form by Deutscher Kassenverein Aktiengesellschaft, a German clearing agency, for beneficial owners.

         As of March 17, 1997, Greenwood held 100% of the Seller Certificate, which represented beneficial ownership of a residual interest in the assets of the Trust as provided in the Pooling and Servicing Agreement.


Item 13. Certain Relationships and Related Transactions

         None



                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


         (a)     Exhibits:

         99.     (A)      1996 ANNUAL AGGREGATE REPORT prepared by the
                            Servicer.

                 (B)      ANNUAL INDEPENDENT AUDITOR'S REPORTS pursuant to
                            Section 3.08 of the Pooling and Servicing Agreement.

                          (i)     Review of servicing procedures.

                          (ii)    Annual Servicing Letter.

                 (C)      DESCRIPTION OF RECENT DEVELOPMENTS.

         (b)     Reports on Form 8-K:

                 Current reports on Form 8-K are filed on or about the Distribution Date each month (typically the 15th of the month) with respect to each Series of Investor Certificates issued by the Trust. The reports include as exhibits the MONTHLY INVESTOR CERTIFICATEHOLDERS' STATEMENTS.
                 Current Reports on Form 8-K were filed on January 10, 1996, January 15, 1996, January 19, 1996, January 30, 1996,
                 February 12, 1996, February 15, 1996, February 22, 1996,
                 March 15, 1996, April 4, 1996, April 15, 1996, April 22, 1996,
                 April 29, 1996, May 1, 1996, May 15, 1996, June 17, 1996,
                 July 2, 1996, July 15, 1996, July 24, 1996, August 15, 1996,
                 September 16, 1996, October 15, 1996, November 15, 1996 and December 16, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Discover Card Master Trust I
                                                (Registrant)

                                       By:  Greenwood Trust Company
                                                (Originator of the Trust)


Dated:  March 27, 1997                 By:    /s/ John J. Coane
                                              ----------------------------------
                                       Title: Vice President, Director of
                                              Accounting and Treasurer

                                 EXHIBIT INDEX



Exhibit No.
-----------

99.      (A)     1996 ANNUAL AGGREGATE REPORT prepared by the Servicer.


         (B) ANNUAL INDEPENDENT AUDITOR'S REPORTS pursuant to Section 3.08 of the Pooling and Servicing Agreement.

                 (i)      Review of servicing procedures.

                 (ii)     Annual Servicing Letter.

         (C)     DESCRIPTION OF RECENT DEVELOPMENTS.