Form 10-K/A
period 1996-12-31
DISCOVER CARD MASTER TRUST I
filed 1997-04-03
CIK 894329

                                                                  CONFORMED COPY

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

(Mark One)
/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996


                         Commission file number 0-23108


                          DISCOVER CARD MASTER TRUST I
             (Exact name of registrant as specified in its charter)




       Delaware                                     Not Applicable
      ---------                                     --------------
(State of Organization)                  (I.R.S. Employer Identification No.)

c/o Greenwood Trust Company
12 Read's Way
New Castle, Delaware                                                 19720
----------------------------------------                          ----------
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (302) 323-7184
                                                     --------------


Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
Title of each class                                    on which each class
to be so registered                                    is to be registered
-------------------                                    -------------------
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

                                 Yes  x    No
                                     ---      ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. /X/

                     Index to Exhibits Appears on Page 10



                                     PART I


Item 1. Business

     The Discover Card Master Trust I (the "Trust") was formed pursuant to a Pooling and Servicing Agreement dated as of October 1, 1993, as amended, (the "Pooling and Servicing Agreement") by and between Greenwood Trust Company ("Greenwood") as Master Servicer, Servicer and Seller, and First Bank National Association (successor trustee to Bank of America Illinois, formerly Continental Bank, National Association) as Trustee (the "Trustee"). The Trust's only business is to act as a passive conduit to permit investment in a pool of retail consumer receivables.

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


Item 2. Properties

     The property of the Trust includes a portfolio of receivables (the "Receivables") arising under selected Discover Card accounts (the "Accounts") originated by Greenwood, the cash received in payment of those Receivables (including recoveries on charged-off Receivables), funds on deposit in the Credit Enhancement Account for each Series and a currency swap with respect to Series 1996-5. At or prior to the time of the Trust's formation, Greenwood transferred to the Trust all the Receivables in the Accounts designated as such at or prior to such time. Greenwood has also transferred to the Trust the Receivables in accounts that were designated as Accounts after the time of formation of the Trust, as of the time of such designation. Greenwood also has transferred and will transfer additional Receivables generated in the Accounts to the Trust on an ongoing basis and in the future may transfer

Receivables in Additional Accounts to the Trust from time to time. Information related to the performance of the Receivables during 1996 is set forth in the ANNUAL AGGREGATE REPORT filed as Exhibit 99(A) to the Annual Report on Form 10-K filed by Registrant on March 28, 1997, file #0-23108, and incorporated herein by reference.


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


Item 13. Certain Relationships and Related Transactions

     None



                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Exhibits:

     23. Consent of Deloitte & Touche LLP.

     99. (A) 1996 ANNUAL AGGREGATE REPORT prepared by the Servicer (incorporated by reference to the Annual Report on Form 10-K filed on March 28, 1997, file #0-23108).

         (B) ANNUAL INDEPENDENT AUDITOR'S REPORTS pursuant to Section 3.08 of the Pooling and Servicing Agreement.

                 (i)   Review of servicing procedures
                       (incorporated by reference to the Annual Report on Form 10-K filed on March 28, 1997, file #0-23108).

                 (ii)  Annual Servicing Letter (incorporated
                       by reference to the Annual Report on Form 10-K filed on March 28, 1997, file #0-23108).

            (C) DESCRIPTION OF RECENT DEVELOPMENTS (incorporated by reference to the Annual Report on Form 10-K filed on March 28, 1997, file #0-23108).

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


                                          Discover Card Master Trust I
                                                  (Registrant)

                                          By: Greenwood Trust Company
                                                  (Originator of the Trust)



Dated:  March 31, 1997                    By:     /s/ John J. Coane
                                                  ------------------
                                          Title:  Vice President, Director of
                                                  Accounting and Treasurer

                                 EXHIBIT INDEX



Exhibit No.

23.  Consent of Deloitte & Touche LLP.

99.  (a)   1996 ANNUAL AGGREGATE REPORT prepared by the Servicer (incorporated by reference to the Annual Report on Form 10-K filed on March 28, 1997, file #0-23108).

     (b) ANNUAL INDEPENDENT AUDITOR'S REPORTS pursuant to Section 3.08 of the Pooling and Servicing Agreement.

           (i) Review of servicing procedures (incorporated by reference to the Annual Report on Form 10-K filed on March 28, 1997, file #0-23108).

           (ii) Annual Servicing Letter (incorporated by reference to the Annual Report on Form 10-K filed on March 28, 1997, file #0-23108).

     (c) DESCRIPTION OF RECENT DEVELOPMENTS (incorporated by reference to the Annual Report on Form 10-K filed on March 28, 1997, file #0-23108).