Form 10-K405
period 1997-12-31
DISCOVER CARD MASTER TRUST I
filed 1998-03-30
CIK 894329

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

                 For the Fiscal Year ended December 31, 1997

                       Commission File Number  0-23108

                         DISCOVER CARD MASTER TRUST I
            (Exact name of registrant as specified in its charter)


                DELAWARE                             NOT APPLICABLE
        (State of Organization)           (I.R.S. Employer Identification No.)

c/o Greenwood Trust Company
12 Read's Way
New Castle, Delaware                                     19720
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (302) 323-7184

Securities registered pursuant to Section 12(b) of the Act:


                                                    Name of each exchange
Title of each class                                  on which each class
to be so registered                                  is to be registered
-------------------                                 ---------------------
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

                                SERIES 1996-1:
         Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                SERIES 1996-2:
         Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                SERIES 1996-3:
             6.05% Class A Credit Card Pass-Through Certificates
             6.25% Class B Credit Card Pass-Through Certificates

                                SERIES 1996-4:
         Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                SERIES 1997-1:
         Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                SERIES 1997-2:
             6.792% Class A Credit Card Pass-Through Certificates
         Floating Rate Class B Credit Card Pass-Through Certificates

                                SERIES 1997-3:
         Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                SERIES 1997-4:
         Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                SERIES 1998-1:
         Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                SERIES 1998-2:
             5.80% Class A Credit Card Pass-Through Certificates
             5.95% Class B Credit Card Pass-Through Certificates

                                SERIES 1998-3:
         Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

     Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

                           Yes      x      No     __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


                     Index to Exhibits Appears on Page 10

                                    PART I

ITEM 1.   BUSINESS

     The Discover Card Master Trust I (the "Trust") was formed pursuant to a Pooling and Servicing Agreement dated as of October 1, 1993, as amended (the "Pooling and Servicing Agreement") by and between Greenwood Trust Company ("Greenwood") as Master Servicer, Servicer and Seller, and U.S. Bank National Association (formerly First Bank National Association successor trustee to Bank of America Illinois, formerly Continental Bank, National Association) as Trustee (the "Trustee"). The Trust's only business is to act as a passive conduit to permit investment in a pool of retail consumer receivables.

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

     The Floating Rate Class A Credit Card Pass-Through Certificate (the "Series 1994-A Class A Certificate") of Series 1994-A was issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of December 20, 1994, as amended, by and between Greenwood and the Trustee.

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

     The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 1997-1 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 1997-1 Class B Certificates") of Series 1997-1 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of August 26, 1997, by and between Greenwood and the Trustee.

     The 6.792% Class A Credit Card Pass-Through Certificates (the "Series 1997-2 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 1997-2 Class B Certificates") of Series 1997-2 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of October 15, 1997, by and between Greenwood and the Trustee.

     The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 1997-3 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 1997-3 Class B Certificates") of Series 1997-3 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of October 23, 1997, by and between Greenwood and the Trustee.

     The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 1997-4 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 1997-4 Class B Certificates") of Series 1997-4 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of October 31, 1997, by and between Greenwood and the Trustee.

     The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 1998-1 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 1998-1 Class B Certificates") of Series 1998-1 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of January 14, 1998, by and between Greenwood and the Trustee.

     The 5.80% Class A Credit Card Pass-Through Certificates (the "Series 1998-2 Class A Certificates") and the 5.95% Class B Credit Card Pass-Through Certificates (the "Series 1998-2 Class B Certificates") of Series 1998-2 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of March 4, 1998, by and between Greenwood and the Trustee.

     The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 1998-3 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 1998-3 Class B Certificates") of Series 1998-3 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of March 25, 1998, by and between Greenwood and the Trustee.

     The Trust's Series 1993-1 Class A Certificates, Series 1993-2 Class A Certificates, Series 1993-3 Class A Certificates, Series 1994-2 Class A Certificates, Series 1994-3 Class A Certificates, Series 1995-1 Class A Certificates, Series 1995-2 Class A Certificates, Series 1995-3 Class A Certificates, Series 1996-1 Class A Certificates, Series 1996-2 Class A Certificates, Series 1996-3 Class A Certificates, Series 1996-4 Class A Certificates, Series 1997-1 Class A Certificates, Series 1997-2 Class A Certificates, Series 1997-3 Class A Certificates, Series 1997-4 Class A Certificates, Series 1998-1 Class A Certificates, Series 1998-2 Class A Certificates and Series 1998-3 Class A Certificates shall, collectively, be known as the "Class A Certificates." Similarly, the Trust's Series 1993-1 Class B Certificates, Series 1993-2 Class B Certificates, Series 1993-3 Class B Certificates, Series 1994-2 Class B Certificates, Series 1994-3 Class B Certificates, Series 1995-1 Class B Certificates, Series 1995-2 Class B Certificates, Series 1995-3 Class B Certificates, Series 1996-1 Class B Certificates, Series 1996-2 Class B Certificates, Series 1996-3 Class B Certificates, Series 1996-4 Class B Certificates, Series 1996-5 Class B Certificates, Series 1997-1 Class B Certificates, Series 1997-2 Class B Certificates, Series 1997-3 Class B Certificates, Series 1997-4 Class B Certificates, Series 1998-1 Class B Certificates, Series 1998-2 Class B Certificates and Series 1998-3 Class B Certificates shall, collectively, be known as the "Class B Certificates."

ITEM 2.   PROPERTIES

     The property of the Trust includes a portfolio of receivables (the "Receivables") arising under selected Discover Card accounts (the "Accounts") originated by Greenwood, the cash received in payment of those Receivables (including recoveries on charged-off Receivables), funds on deposit in the Credit Enhancement Account for each Series, a currency swap with respect to Series 1996-5 and an interest rate swap with respect to Series 1997-2. At or prior to the time of the Trust's formation, Greenwood transferred to the Trust all the Receivables in the Accounts designated as such at or prior to such time. Greenwood has also transferred to the Trust the Receivables in accounts that were designated as Accounts after the time of formation of the Trust, as of the time of such designation. Greenwood also has transferred and will transfer additional Receivables generated in the Accounts to the Trust on an ongoing basis and in the future may transfer Receivables in Additional Accounts to the Trust from time to time. Information related to the performance of the Receivables during 1997 is set forth in the ANNUAL AGGREGATE REPORT filed as
Exhibit 99(A) to this Annual Report on Form 10-K.

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

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                   PART III

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 25, 1998, 100% of the Class A Certificates and the Class B Certificates was held in the nominee name Cede & Co. for beneficial owners. As of March 25, 1998, 100% of the beneficial ownership of the Series 1994-A Class A Certificate was held by Riverwoods Funding Corporation. As of March 25, 1998, 100% of the beneficial ownership of the Series 1996-5 Class A Certificates was held in bearer form by Deutscher Kassenverein Aktiengesellschaft, a German clearing agency, for beneficial owners.

     As of March 25, 1998, Greenwood held 100% of the Seller Certificate, which represented beneficial ownership of a residual interest in the assets of the Trust as provided in the Pooling and Servicing Agreement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None


                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Exhibits:

     23. Consent of Deloitte & Touche LLP.

     99.  (A) 1997 ANNUAL AGGREGATE REPORT prepared by the Servicer.

          (B) ANNUAL INDEPENDENT AUDITOR'S REPORT pursuant to Section 3.08 of the Pooling and Servicing Agreement.

          (C) DESCRIPTION OF RECENT DEVELOPMENTS.

     (b) Reports on Form 8-K.

     Current reports on Form 8-K are filed on or about the Distribution Date each month (typically the 15th of the month) with respect to each Series of Investor Certificates issued by the Trust. The reports include as exhibits the MONTHLY INVESTOR CERTIFICATEHOLDERS' STATEMENTS. Current Reports on Form 8-K were filed on January 6, 1997, January 15, 1997, February 18, 1997, March 17, 1997, April 15, 1997, May 15, 1997, June 16, 1997, July 15, 1997, August 15,
1997, August 19, 1997, August 21, 1997, August 26, 1997, September 19, 1997,
October 15, 1997, October 20, 1997, October 28, 1997, November 4, 1997,
November 5, 1997, November 17, 1997, December 15, 1997, January 15, 1998, January 16, 1998, February 17, 1998, February 25, 1998, February 27, 1998,
March 5, 1998, March 12, 1998, March 18, 1998, March 23, 1998 and March 27,
1998.

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


                                           Discover Card Master Trust I
                                           (Registrant)
                                           By:  Greenwood Trust Company
                                           (Originator of the Trust)

Dated:  March 30, 1998                     By:   /s/   John J. Coane
                                           Title:  Vice President, Director of
                                           Accounting and Treasurer

                                EXHIBIT INDEX

EXHIBIT NO.

23.   Consent of Deloitte & Touche LLP.

99.   (A)  1997 ANNUAL AGGREGATE REPORT prepared by the Servicer.

      (B) ANNUAL INDEPENDENT AUDITOR'S REPORT pursuant to Section 3.08 of the Pooling and Servicing Agreement.

      (C)  DESCRIPTION OF RECENT DEVELOPMENTS.