Form 10-K405
period 1998-11-30
DISCOVER CARD MASTER TRUST I
filed 1999-02-26
CIK 894329

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[ ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                                       OR

[X]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          FOR THE PERIOD FROM JANUARY 1, 1998 THROUGH NOVEMBER 30, 1998

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

                                 SERIES 1997-4:
           Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                 SERIES 1998-1:
           Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                 SERIES 1998-2:
               5.80% Class A Credit Card Pass-Through Certificates 5.95% Class B Credit Card Pass-Through Certificates

                                 SERIES 1998-3:
           Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                 SERIES 1998-4:
               5.75% Class A Credit Card Pass-Through Certificates 5.90% Class B Credit Card Pass-Through Certificates

                                 SERIES 1998-6:
               5.85% Class A Credit Card Pass-Through Certificates 6.05% Class B Credit Card Pass-Through Certificates

                                 SERIES 1998-7:
               5.60% Class A Credit Card Pass-Through Certificates 5.90% Class B Credit Card Pass-Through Certificates

                                 SERIES 1999-1:
               5.30% Class A Credit Card Pass-Through Certificates 5.55% Class B Credit Card Pass-Through Certificates

     Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

                                Yes   x      No
                                    -----       ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      Index to Exhibits Appears on Page 13.

                                     PART I
ITEM 1.   BUSINESS

     The Discover Card Master Trust I (the "Trust") was formed pursuant to a Pooling and Servicing Agreement dated as of October 1, 1993, as amended (the "Pooling and Servicing Agreement") by and between Greenwood Trust Company ("Greenwood") as Master Servicer, Servicer and Seller, and U.S. Bank National Association (formerly, First Bank National Association, successor trustee to Bank of America Illinois, formerly Continental Bank, National Association) as Trustee (the "Trustee"). The Trust's only business is to act as a passive conduit to permit investment in a pool of retail consumer receivables.

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

     The 5.75% Class A Credit Card Pass-Through Certificates (the "Series 1998-4 Class A Certificates") and the 5.90% Class B Credit Card Pass-Through Certificates (the "Series 1998-4 Class B Certificates") of Series 1998-4 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of April 9, 1998, by and between Greenwood and the Trustee.

     The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 1998-5 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 1998-5 Class B Certificates") of Series 1998-5 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of June 12, 1998, by and between Greenwood and the Trustee.

     The 5.85% Class A Credit Card Pass-Through Certificates (the "Series 1998-6 Class A Certificates") and the 6.05% Class B Credit Card Pass-Through Certificates (the "Series 1998-6 Class B Certificates") of Series 1998-6 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of July 30, 1998, by and between Greenwood and the Trustee.

     The 5.60% Class A Credit Card Pass-Through Certificates (the "Series 1998-7 Class A Certificates") and the 5.90% Class B Credit Card Pass-Through Certificates (the "Series 1998-7 Class B Certificates") of Series 1998-7 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of November 12, 1998, by and between Greenwood and the Trustee.

     The 5.30% Class A Credit Card Pass-Through Certificates (the "Series 1999-1 Class A Certificates") and the 5.55% Class B Credit Card Pass-Through Certificates (the "Series 1999-1 Class B Certificates") of Series 1999-1 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of February 9, 1999, by and between Greenwood and the Trustee.

     The Trust's Series 1993-1 Class A Certificates, Series 1993-2 Class A Certificates, Series 1993-3 Class A Certificates, Series 1994-2 Class A Certificates, Series 1994-3 Class A Certificates, Series 1995-1 Class A Certificates, Series 1995-2 Class A Certificates, Series 1995-3 Class A Certificates, Series 1996-1 Class A Certificates, Series 1996-2 Class A Certificates, Series 1996-3 Class A Certificates, Series 1996-4 Class A Certificates, Series 1997-1 Class A Certificates, Series 1997-2 Class A Certificates, Series 1997-3 Class A Certificates, Series 1997-4 Class A Certificates, Series 1998-1 Class A Certificates, Series 1998-2 Class A Certificates, Series 1998-3 Class A Certificates, Series 1998-4 Class A Certificates, Series 1998-6 Class A Certificates, Series 1998-7 Class A Certificates and Series 1999-1 Class A Certificates shall collectively be known as the "Class A Certificates." Similarly, the Trust's Series 1993-1 Class B Certificates, Series 1993-2 Class B Certificates, Series 1993-3 Class B Certificates, Series 1994-2 Class B Certificates, Series 1994-3 Class B Certificates, Series 1995-1 Class B Certificates, Series 1995-2 Class B Certificates, Series 1995-3 Class B

Certificates, Series 1996-1 Class B Certificates, Series 1996-2 Class B Certificates, Series 1996-3 Class B Certificates, Series 1996-4 Class B Certificates, Series 1996-5 Class B Certificates, Series 1997-1 Class B Certificates, Series 1997-2 Class B Certificates, Series 1997-3 Class B Certificates, Series 1997-4 Class B Certificates, Series 1998-1 Class B Certificates, Series 1998-2 Class B Certificates, Series 1998-3 Class B Certificates, Series 1998-4 Class B Certificates, Series 1998-5 Class B Certificates, Series 1998-6 Class B Certificates, Series 1998-7 Class B Certificates and Series 1999-1 Class B Certificates shall collectively be known as the "Class B Certificates."

ITEM 2.   PROPERTIES

     The property of the Trust includes a portfolio of receivables (the "Receivables") arising under selected Discover Card accounts (the "Accounts") originated by Greenwood, the cash received in payment of those Receivables (including recoveries on charged-off Receivables), funds on deposit in the Credit Enhancement Account for each Series, a currency swap with respect to Series 1996-5 and an interest rate swap with respect to Series 1997-2. At or prior to the time of the Trust's formation, Greenwood transferred to the Trust all the Receivables in the Accounts designated as such at or prior to such time. Greenwood has also transferred to the Trust the Receivables in accounts that were designated as Accounts after the time of formation of the Trust, as of the time of such designation. Greenwood also has transferred and will transfer additional Receivables generated in the Accounts to the Trust on an ongoing basis and in the future may transfer Receivables in Additional Accounts to the Trust from time to time. Information related to the performance of the Receivables during the transition period from January 1, 1998 through November 30, 1998 is set forth in the ANNUAL AGGREGATE REPORT filed as Exhibit 99(A) to this Transition Report on Form 10-K.

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

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                    PART III

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of February 16, 1999, 100% of the Class A Certificates and the Class B Certificates was held in the nominee name Cede & Co. for beneficial owners. As of February 16, 1999, 100% of the beneficial ownership of the Series 1994-A Class A Certificate was held by Riverwoods Funding Corporation. As of February 16, 1999, 100% of the beneficial ownership of the Series 1996-5 Class A Certificates was held in bearer form by Deutscher Kassenverein Aktiengesellschaft, a German clearing agency, for beneficial owners. As of February 16, 1999, 100% of the beneficial ownership of the Series 1998-5 Class A Certificates was held in the nominee name Chase Bank of Texas, National Association, as custodian and securities intermediary, for beneficial owners.

     As of February 16, 1999, Greenwood owned 100% of the uncertificated Seller Certificate, which represented beneficial ownership of a residual interest in the assets of the Trust as provided in the Pooling and Servicing Agreement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Exhibits:

     23. Consent of Deloitte & Touche LLP.

     99. (A) 1998 ANNUAL AGGREGATE REPORT prepared by the Servicer (relating to the transition period from January 1, 1998 through November
             30, 1998).

         (B) ANNUAL INDEPENDENT ACCOUNTANTS' REPORTS pursuant to Section 3.08 of the Pooling and Servicing Agreement.

         (C) MANAGEMENT'S REPORT ON INTERNAL CONTROL RELATED TO SERVICING PROCEDURES.

         (D) DOCUMENTS INCORPORATED BY REFERENCE

         The following sections of the registrant's prospectus, dated
         January 29, 1999, and prospectus supplement, dated January 29,
         1999, which were
         filed on a Current Report on Form 8-K, dated February 3, 1999 (Commission File No. 0-23108) are incorporated herein by reference:
         "The Discover Card Business" on pages S-11 to S-14 of the prospectus supplement, "The Accounts" on pages S-14 to S-16 of the prospectus supplement, "Composition and Historical Performance of the Discover Card Portfolio" on pages S-17 to S-20 of the prospectus supplement, "Federal Income Tax Consequences" on pages 37-43 of the prospectus, "ERISA Considerations" on pages 44-45 of the prospectus and "Annex I - Global Clearance, Settlement and Tax Documentation Procedures" on pages 58-61 of the prospectus.

     (b) Reports on Form 8-K.

     Current Reports on Form 8-K are filed on or about the Distribution Date each month (typically the 15th of the month) with respect to each Series of Investor Certificates issued by the Trust. The reports include as exhibits the MONTHLY INVESTOR CERTIFICATEHOLDERS' STATEMENTS and were filed on January 15, 1998, February 17, 1998, March 12, 1998, April 15, 1998, May 13, 1998, June 15,
1998, July 15, 1998, August 11, 1998, September 15, 1998, October 15, 1998,
November 16, 1998, December 15, 1998, January 15, 1999 and February 16, 1999.

     Current Reports on Form 8-K were also filed on the following dates with respect to the events indicated: January 15, 1998 (issuance of the Series 1998-1 Investor Certificates); February 25, 1998 (distribution to investors of a Series Term Sheet with respect to Series 1998-2); February 27, 1998 (distribution to investors of a prospectus supplement with respect to Series 1998-2); March 5, 1998 (issuance of the Series 1998-2 Investor Certificates); March 18, 1998 (distribution to investors of a Series Term Sheet with respect to Series 1998-3); March 23, 1998 (distribution to investors of a prospectus supplement with respect to Series 1998-3); March 27, 1998 (issuance of the Series 1998-3 Investor Certificates); April 13, 1998 (issuance of the Series 1998-4 Investor Certificates); May 5, 1998 (addition of accounts to the Trust); June 3, 1998 (amendments to Series Supplements); June 8, 1998 (release of performance data with respect to the receivables in the Trust); July 6, 1998 (addition of accounts to the Trust); July 23, 1998 (distribution to investors of a Series Term Sheet with respect to Series 1998-6); July 27, 1998 (distribution to investors of a prospectus supplement with respect to Series 1998-6); July 31, 1998 (issuance of the Series 1998-6 Investor Certificates); August 5, 1998 (addition of accounts to the Trust); November 5, 1998 (distribution to investors of a Series Term Sheet with respect to Series 1998-7); November 10, 1998 (distribution to investors of a prospectus supplement with respect to Series 1998-7); November 10, 1998 (delivery of opinions with respect to legality and certain tax matters relating to the Series 1998-7 Investor Certificates); November 13, 1998 (issuance of the Series 1998-7 Investor Certificates); December 2, 1998 (Fourth Amendment to Pooling and Servicing Agreement); January 6, 1999 (addition of accounts to the Trust); January 29, 1999 (distribution to investors of a Series Term Sheet with respect to Series 1999-1); February 3, 1999 (distribution to investors of a prospectus and prospectus supplement with respect to Series 1999-1); February 3, 1999 (delivery of opinions with respect to legality and certain tax matters relating to the Series 1999-1 Investor Certificates); and February 10, 1999 (issuance of the Series 1999-1 Investor Certificates).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          Discover Card Master Trust I
                                          (Registrant)
                                          By: Greenwood Trust Company
                                          Originator of the Trust)

Dated: February 26, 1999              By: /s/ John J. Coane
                                          -------------------------------
                                             John J. Coane
                                      Title: Vice President, Chief Accounting
                                             Officer and Treasurer

                                  EXHIBIT INDEX

EXHIBIT NO.

     23. Consent of Deloitte & Touche LLP.

     99. (A) 1998 ANNUAL AGGREGATE REPORT prepared by the Servicer (relating to the transition period from January 1, 1998 through November
             30, 1998).

         (B) ANNUAL INDEPENDENT ACCOUNTANTS' REPORTS pursuant to Section 3.08 of the Pooling and Servicing Agreement.

         (C) MANAGEMENT'S REPORT ON INTERNAL CONTROL RELATED TO SERVICING PROCEDURES

         (D) DOCUMENTS INCORPORATED BY REFERENCE

     The following sections of the registrant's prospectus, dated January 29, 1999, and prospectus supplement, dated January 29, 1999, which were filed on a Current Report on Form 8-K, dated February 3, 1999 (Commission File No. 0-23108) are incorporated herein by reference: "The Discover Card Business" on pages S-11 to S-14 of the prospectus supplement, "The Accounts" on pages S-14 to S-16 of the prospectus supplement, "Composition and Historical Performance of the Discover Card Portfolio" on pages S-17 to S-20 of the prospectus supplement, "Federal Income Tax Consequences" on pages 37-43 of the prospectus, "ERISA Considerations" on pages 44-45 of the prospectus and "Annex I - Global Clearance, Settlement and Tax Documentation Procedures" on pages 58-61 of the prospectus.