Form 10-K405
period 1999-11-30
DISCOVER CARD MASTER TRUST I
filed 2000-02-24
CIK 894329

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

         FOR THE PERIOD FROM DECEMBER 1, 1998 THROUGH NOVEMBER 30, 1999

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

                                 SERIES 1998-4:
               5.75% Class A Credit Card Pass-Through Certificates 5.90% Class B Credit Card Pass-Through Certificates

                                 SERIES 1998-6:
               5.85% Class A Credit Card Pass-Through Certificates 6.05% Class B Credit Card Pass-Through Certificates

                                 SERIES 1998-7:
               5.60% Class A Credit Card Pass-Through Certificates 5.90% Class B Credit Card Pass-Through Certificates

                                 SERIES 1999-1:
               5.30% Class A Credit Card Pass-Through Certificates 5.55% Class B Credit Card Pass-Through Certificates

                                 SERIES 1999-2:
               5.90% Class A Credit Card Pass-Through Certificates 6.10% Class B Credit Card Pass-Through Certificates

                                 SERIES 1999-3:
           Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                 SERIES 1999-4:
               5.65% Class A Credit Card Pass-Through Certificates 5.85% Class B Credit Card Pass-Through Certificates

                                 SERIES 1999-5
           Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                 SERIES 1999-6:
               6.85% Class A Credit Card Pass-Through Certificates 7.10% Class B Credit Card Pass-Through Certificates

                                 SERIES 2000-1
           Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

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

         The 5.90% Class A Credit Card Pass-Through Certificates (the "Series 1999-2 Class A Certificates") and the 6.10% Class B Credit Card Pass-Through Certificates (the "Series 1999-2 Class B Certificates") of Series 1999-2 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of March 10, 1999, by and between Greenwood and the Trustee.

         The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 1999-3 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 1999-3 Class B Certificates") of Series 1999-3 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of April 6, 1999, by and between Greenwood and the Trustee.

         The 5.65% Class A Credit Card Pass-Through Certificates (the "Series 1999-4 Class A Certificates") and the 5.85% Class B Credit Card Pass-Through Certificates (the "Series 1999-4 Class B Certificates") of Series 1999-4 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of April 27, 1999, by and between Greenwood and the Trustee.

         The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 1999-5 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 1999-5 Class B Certificates") of Series 1999-5 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of June 15, 1999, by and between Greenwood and the Trustee.

         The 6.85% Class A Credit Card Pass-Through Certificates (the "Series 1999-6 Class A Certificates") and the 7.10% Class B Credit Card Pass-Through Certificates (the "Series 1999-6 Class B Certificates") of Series 1999-6 were issued pursuant to the Pooling and Servicing

Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of December 14, 1999, by and between Greenwood and the Trustee.

         The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 2000-1 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 2000-1 Class B Certificates") of Series 2000-1 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of January 27, 2000, by and between Greenwood and the Trustee.

         The Trust's Series 1993-3 Class A Certificates, Series 1994-2 Class A Certificates, Series 1995-1 Class A Certificates, Series 1995-2 Class A Certificates, Series 1995-3 Class A Certificates, Series 1996-1 Class A Certificates, Series 1996-2 Class A Certificates, Series 1996-3 Class A Certificates, Series 1996-4 Class A Certificates, Series 1997-1 Class A Certificates, Series 1997-2 Class A Certificates, Series 1997-3 Class A Certificates, Series 1997-4 Class A Certificates, Series 1998-1 Class A Certificates, Series 1998-2 Class A Certificates, Series 1998-3 Class A Certificates, Series 1998-4 Class A Certificates, Series 1998-6 Class A Certificates, Series 1998-7 Class A Certificates, Series 1999-1 Class A Certificates, Series 1999-2 Class A Certificates, Series 1999-3 Class A Certificates, Series 1999-4 Class A Certificates, Series 1999-5 Class A Certificates, Series 1999-6 Class A Certificates and Series 2000-1 Class A Certificates shall collectively be known as the "Class A Certificates." Similarly, the Trust's Series 1993-3 Class B Certificates, Series 1994-2 Class B Certificates, Series 1995-1 Class B Certificates, Series 1995-2 Class B Certificates, Series 1995-3 Class B Certificates, Series 1996-1 Class B Certificates, Series 1996-2 Class B Certificates, Series 1996-3 Class B Certificates, Series 1996-4 Class B Certificates, Series 1997-1 Class B Certificates, Series 1997-2 Class B Certificates, Series 1997-3 Class B Certificates, Series 1997-4 Class B Certificates, Series 1998-1 Class B Certificates, Series 1998-2 Class B Certificates, Series 1998-3 Class B Certificates, Series 1998-4 Class B Certificates, Series 1998-5 Class B Certificates, Series 1998-6 Class B Certificates, Series 1998-7 Class B Certificates, Series 1999-1 Class B Certificates, Series 1999-2 Class B Certificates, Series 1999-3 Class B Certificates, Series 1999-4 Class B Certificates, Series 1999-5 Class B Certificates, Series 1999-6 Class B Certificates and Series 2000-1 Class B Certificates shall collectively be known as the "Class B Certificates."


ITEM 2.   PROPERTIES

         The property of the Trust includes a portfolio of receivables (the "Receivables") arising under selected Discover Card accounts (the "Accounts") originated by Greenwood, the cash received in payment of those Receivables (including recoveries on charged-off Receivables), funds on deposit in the Credit Enhancement Account for each Series, and an interest rate swap with respect to Series 1997-2. At or prior to the time of the Trust's formation, Greenwood transferred to the Trust all the Receivables in the Accounts designated as such at or prior to such time. Greenwood has also transferred to the Trust the Receivables in accounts that were designated as Accounts after the time of formation of the Trust, as of the time of such designation. Greenwood also has transferred and will transfer additional Receivables generated in the Accounts to the Trust on an ongoing basis and in the future may transfer Receivables in Additional Accounts to the Trust from time to time. Information related to the performance of the Receivables during the period from December 1, 1998 through November 30, 1999 is set forth in the ANNUAL AGGREGATE REPORT filed as Exhibit 99(A) to this Annual Report on Form 10-K.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None



                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Class A Certificates and the Class B Certificates are held and delivered in book-entry form through the facilities of The Depository Trust Company ("DTC") (in the United States), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended, or Clearstream Banking or Euroclear (in Europe). The definitive Class A Certificates and Class B Certificates are held by Cede & Co., the nominee of DTC.


ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None



                                    PART III

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of February 15, 2000, 100% of the Class A Certificates and the Class B Certificates was held in the nominee name Cede & Co. for beneficial owners. As of February 15, 2000, 100% of the beneficial ownership of the Series 1994-A Class A Certificate was held by Riverwoods Funding Corporation. As of February 15, 2000, 100% of the beneficial ownership of the Series 1998-5 Class A Certificates was held in the nominee name Chase Bank of Texas, National Association, as custodian and securities intermediary, for beneficial owners.

         As of February 15, 2000, Greenwood owned 100% of the uncertificated Seller Certificate, which represented beneficial ownership of a residual interest in the assets of the Trust as provided in the Pooling and Servicing Agreement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  None

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                  (a)   Exhibits:

                  23.   Consent of Deloitte & Touche LLP.

                  99.   (A)   1999 ANNUAL AGGREGATE REPORT prepared by the
                              Servicer (relating to the period from December 1, 1998 through November 30, 1999).

                        (B) ANNUAL INDEPENDENT ACCOUNTANTS' REPORTS pursuant to Section 3.08 of the Pooling and Servicing Agreement.

                        (C) MANAGEMENT'S REPORT ON INTERNAL CONTROL RELATED TO SERVICING PROCEDURES.

                        (D)   DESCRIPTION OF RECENT DEVELOPMENTS

                        (E)   DOCUMENTS INCORPORATED BY REFERENCE

                        The following sections of the registrant's prospectus, dated January 20, 2000, and prospectus supplement, dated January 20, 2000, which were filed on a Current Report on Form 8-K, dated January 20, 2000 (Commission File No. 0-23108) are incorporated herein by reference: "The Discover Card Business" on pages S-11 to S-14 of the prospectus supplement, "Composition and Historical Performance of the Discover Card Portfolio" on pages S-17 to S-20 of the prospectus supplement, "The Seller - Year 2000" on pages 33-34 of the prospectus, "Federal Income Tax Consequences" on pages 37-43 of the prospectus, "ERISA Considerations" on pages 44-45 of the prospectus and "Annex I - Global Clearance, Settlement and Tax Documentation Procedures" on pages 58-61 of the prospectus.


                  (b)   Reports on Form 8-K.

         Current Reports on Form 8-K are filed on or about the Distribution Date each month (typically the 15th of the month) with respect to each Series of Investor Certificates issued by the Trust. The reports include as exhibits the MONTHLY INVESTOR CERTIFICATEHOLDERS' STATEMENTS and were filed on December 15, 1998, January 15, 1999, February 16, 1999, March 15, 1999, April 15, 1999, May
17, 1999, June 16, 1999, July 15, 1999, August 16, 1999, September 15, 1999,
October 15, 1999, November 15, 1999, December 15, 1999, January 18, 2000 and February 15, 2000.

         Current Reports on Form 8-K were also filed on the following dates with respect to the events indicated: December 2, 1998 (change in fiscal year); January 6, 1999 (addition of accounts to the Trust); January 29, 1999 (distribution to investors of a Series Term Sheet with respect to Series 1999-1); February 3, 1999 (distribution to investors of a Prospectus Supplement and Prospectus with respect to Series 1999-1); February 3, 1999 (delivery of certain opinions regarding legality and tax matters with respect to Series 1999-1); February 10, 1999 (issuance of the Series 1999-1 Investor Certificates); March 1, 1999 (election to delay commencement of the Series 1994-3 Accumulation Period); March 3, 1999 (distribution to investors of a Series Term Sheet with respect to Series 1999-2); March 5, 1999 (distribution to investors of a Prospectus Supplement and Prospectus with respect to Series 1999-2); March 8, 1999 (delivery of certain opinions regarding legality and tax matters with respect to Series 1999-2); March 12, 1999 (issuance of the Series 1999-2 Investor Certificates); March 26, 1999 (distribution to investors of a Series Term Sheet with respect to Series 1999-3); March 31, 1999 (distribution to investors of a Prospectus Supplement and Prospectus with respect to Series 1999-3); March 31, 1999 (delivery of certain opinions regarding legality and tax matters with respect to Series 1999-3); April 7, 1999 (issuance of the Series 1999-3 Investor Certificates); April 16, 1999 (amendments to Credit Enhancement Agreements); April 19, 1999 (distribution to investors of a Series Term Sheet with respect to Series 1999-4); April 22, 1999 (distribution to investors of a Prospectus Supplement and Prospectus with respect to Series 1999-4); April 22, 1999 (delivery of certain opinions regarding legality and tax matters with respect to Series 1999-4); April 28, 1999 (issuance of the Series 1999-4 Investor Certificates); June 8, 1999 (distribution to investors of a Series Term Sheet with respect to Series 1999-5); June 10, 1999 (distribution to investors of a Prospectus Supplement and Prospectus with respect to Series 1999-5); June 11, 1999 (delivery of certain opinions regarding legality and tax matters with respect to Series 1999-5); June 16, 1999 (issuance of the Series 1999-5 Investor Certificates); June 30, 1999 (election to delay commencement of Series 1995-2 Accumulation Period); August 31, 1999 (election to delay commencement of Series 1997-4 Accumulation Period); November 30, 1999 (election to delay commencement of Series 1996-1 Accumulation Period); December 7, 1999 (distribution to investors of a Series Term Sheet with respect to Series 1999-6); December 9, 1999 (distribution to investors of a Prospectus Supplement and Prospectus with respect to Series 1999-6); December 13, 1999 (delivery of certain opinions regarding legality and tax matters with respect to Series 1999-6); December 16, 1999 (issuance of Series 1999-6 Investor Certificates); January 4, 2000 (election to delay commencement of Series 1998-1 and Series 1995-2 Accumulation Periods); January 18, 2000 (distribution to investors of a Series Term Sheet with respect to Series 2000-1); January 20, 2000 (distribution to investors of a Prospectus Supplement and Prospectus with respect to Series 2000-1); January 25, 2000 (delivery of certain opinions regarding legality and tax matters with respect to Series 2000-1); February 6, 2000 (issuance of the Series 2000-1 Investor Certificates).

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



                                 Discover Card Master Trust I
                                 (Registrant)
                                 By:  Greenwood Trust Company
                                 (Originator of the Trust)

Dated:  February 23, 2000        By: /s/ John J. Coane
                                    -------------------------------------
                                    John J. Coane
                                    Vice President, Chief Accounting Officer and
                                    Treasurer

                                  EXHIBIT INDEX

EXHIBIT NO.

                  23.   Consent of Deloitte & Touche LLP.

                  99.   (A)   1999 ANNUAL AGGREGATE REPORT prepared by the
                              Servicer (relating to the period from December 1, 1998 through November 30, 1999).

                        (B) ANNUAL INDEPENDENT ACCOUNTANTS' REPORTS pursuant to Section 3.08 of the Pooling and Servicing Agreement.

                        (C) MANAGEMENT'S REPORT ON INTERNAL CONTROL RELATED TO SERVICING PROCEDURES

                        (D)   DESCRIPTION OF RECENT DEVELOPMENTS

                        (E)   DOCUMENTS INCORPORATED BY REFERENCE

                        The following sections of the registrant's prospectus, dated January 20, 2000, and prospectus supplement, dated January 20, 2000, which were filed on a Current Report on Form 8-K, dated January 20, 2000 (Commission File No. 0-23108) are incorporated herein by reference: "The Discover Card Business" on pages S-11 to S-14 of the prospectus supplement, "Composition and Historical Performance of the Discover Card Portfolio" on pages S-17 to S-20 of the prospectus supplement, "The Seller - Year 2000" on pages 33-34 of the prospectus, "Federal Income Tax Consequences" on pages 37-43 of the prospectus, "ERISA Considerations" on pages 44-45 of the prospectus and "Annex I - Global Clearance, Settlement and Tax Documentation Procedures" on pages 58-61 of the prospectus.