Form 10-K405
period 2000-11-30
DISCOVER CARD MASTER TRUST I
filed 2001-02-26
CIK 894329

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

         FOR THE PERIOD FROM DECEMBER 1, 1999 THROUGH NOVEMBER 30, 2000

                         COMMISSION FILE NUMBER 0-23108

                          DISCOVER CARD MASTER TRUST I
             (Exact name of registrant as specified in its charter)

            DELAWARE                                NOT APPLICABLE
    (State of Organization)              (I.R.S. Employer Identification No.)

C/O DISCOVER BANK
12 READ'S WAY
NEW CASTLE, DELAWARE                                     19720
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (302) 323-7434

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

                                 SERIES 1999-3:
           Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                 SERIES 1999-4:
               5.65% Class A Credit Card Pass-Through Certificates 5.85% Class B Credit Card Pass-Through Certificates

                                  SERIES 1999-5
           Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                 SERIES 1999-6:
               6.85% Class A Credit Card Pass-Through Certificates 7.10% Class B Credit Card Pass-Through Certificates

                                 SERIES 2000-1:
           Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                 SERIES 2000-2:
           Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                 SERIES 2000-3:
           Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                 SERIES 2000-4:
           Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                 SERIES 2000-5:
           Floating Rate Class A Credit Card Pass-Through Certificates

           Floating Rate Class B Credit Card Pass-Through Certificates

                                 SERIES 2000-6:
           Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                 SERIES 2000-7:
           Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                 SERIES 2000-8:
           Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                 SERIES 2000-9:
               6.35% Class A Credit Card Pass-Through Certificates
           Floating Rate Class B Credit Card Pass-Through Certificates

                                 SERIES 2001-1:
           Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                 SERIES 2001-2:
           Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates



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

                                     PART I
ITEM 1.   BUSINESS

               The Discover Card Master Trust I (the "Trust") was formed pursuant to a Pooling and Servicing Agreement dated as of October 1, 1993, as amended (the "Pooling and Servicing Agreement"), by and between Discover Bank (formerly known as Greenwood Trust Company) ("Discover Bank") as Master Servicer, Servicer and Seller, and U.S. Bank National Association

(formerly, First Bank National Association, successor trustee to Bank of America Illinois, formerly Continental Bank, National Association) as Trustee (the "Trustee"). The Trust's only business is to act as a passive conduit to permit investment in a pool of retail consumer receivables.

               The 6.20% Class A Credit Card Pass-Through Certificates (the "Series 1993-3 Class A Certificates") and the 6.45% Class B Credit Card Pass-Through Certificates (the "Series 1993-3 Class B Certificates") of Series 1993-3 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of November 23, 1993, by and between Discover Bank and the Trustee.

               The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 1994-2 Class A Certificates") and the 8.05% Class B Credit Card Pass-Through Certificates (the "Series 1994-2 Class B Certificates") of Series 1994-2 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of October 14, 1994, as amended, by and between Discover Bank and the Trustee.

               The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 1995-1 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 1995-1 Class B Certificates") of Series 1995-1 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of April 19, 1995, by and between Discover Bank and the Trustee.

               The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 1995-3 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 1995-3 Class B Certificates") of Series 1995-3 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of September 28, 1995, by and between Discover Bank and the Trustee.

               The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 1996-2 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 1996-2 Class B Certificates") of Series 1996-2 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of January 29, 1996, by and between Discover Bank and the Trustee.

               The 6.05% Class A Credit Card Pass-Through Certificates (the "Series 1996-3 Class A Certificates") and the 6.25% Class B Credit Card Pass-Through Certificates (the "Series 1996-3 Class B Certificates") of Series 1996-3 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of February 21, 1996, by and between Discover Bank and the Trustee.

               The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 1996-4 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 1996-4 Class B Certificates") of Series 1996-4 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of April 30, 1996, by and between Discover Bank and the Trustee.

               The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 1997-1 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 1997-1 Class B Certificates") of Series 1997-1 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of August 26, 1997, by and between Discover Bank and the Trustee.

               The 6.792% Class A Credit Card Pass-Through Certificates (the "Series 1997-2 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 1997-2 Class B Certificates") of Series 1997-2 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of October 15, 1997, by and between Discover Bank and the Trustee.

               The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 1997-3 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 1997-3 Class B Certificates") of Series 1997-3 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of October 23, 1997, by and between Discover Bank and the Trustee.

               The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 1998-1 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 1998-1 Class B Certificates") of Series 1998-1 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of January 14, 1998, by and between Discover Bank and the Trustee.

               The 5.80% Class A Credit Card Pass-Through Certificates (the "Series 1998-2 Class A Certificates") and the 5.95% Class B Credit Card Pass-Through Certificates (the "Series 1998-2 Class B Certificates") of Series 1998-2 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of March 4, 1998, by and between Discover Bank and the Trustee.

               The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 1998-3 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 1998-3 Class B Certificates") of Series 1998-3 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of March 25, 1998, by and between Discover Bank and the Trustee.

               The 5.75% Class A Credit Card Pass-Through Certificates (the "Series 1998-4 Class A Certificates") and the 5.90% Class B Credit Card Pass-Through Certificates (the "Series 1998-4 Class B Certificates") of Series 1998-4 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of April 9, 1998, by and between Discover Bank and the Trustee.

               The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 1998-5 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 1998-5 Class B Certificates") of Series 1998-5 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of June 12, 1998, by and between Discover Bank and the Trustee.

               The 5.85% Class A Credit Card Pass-Through Certificates (the "Series 1998-6 Class A Certificates") and the 6.05% Class B Credit Card Pass-Through Certificates (the "Series 1998-6 Class B Certificates") of Series 1998-6 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of July 30, 1998, by and between Discover Bank and the Trustee.

               The 5.60% Class A Credit Card Pass-Through Certificates (the "Series 1998-7 Class A Certificates") and the 5.90% Class B Credit Card Pass-Through Certificates (the "Series 1998-7 Class B Certificates") of Series 1998-7 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of November 12, 1998, by and between Discover Bank and the Trustee.

               The 5.30% Class A Credit Card Pass-Through Certificates (the "Series 1999-1 Class A Certificates") and the 5.55% Class B Credit Card Pass-Through Certificates (the "Series 1999-1 Class B Certificates") of Series 1999-1 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of February 9, 1999, by and between Discover Bank and the Trustee.

               The 5.90% Class A Credit Card Pass-Through Certificates (the "Series 1999-2 Class A Certificates") and the 6.10% Class B Credit Card Pass-Through Certificates (the "Series 1999-2 Class B Certificates") of Series 1999-2 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of March 10, 1999, by and between Discover Bank and the Trustee.

               The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 1999-3 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 1999-3 Class B Certificates") of Series 1999-3 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of April 6, 1999, by and between Discover Bank and the Trustee.

               The 5.65% Class A Credit Card Pass-Through Certificates (the "Series 1999-4 Class A Certificates") and the 5.85% Class B Credit Card Pass-Through Certificates (the "Series 1999-4 Class B Certificates") of Series 1999-4 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of April 27, 1999, by and between Discover Bank and the Trustee.

               The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 1999-5 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 1999-5 Class B Certificates") of Series 1999-5 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of June 15, 1999, by and between Discover Bank and the Trustee.

               The 6.85% Class A Credit Card Pass-Through Certificates (the "Series 1999-6 Class A Certificates") and the 7.10% Class B Credit Card Pass-Through Certificates (the "Series 1999-6 Class B Certificates") of Series 1999-6 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of December 14, 1999, by and between Discover Bank and the Trustee.

               The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 2000-1 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 2000-1 Class B Certificates") of Series 2000-1 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of January 27, 2000, by and between Discover Bank and the Trustee.

               The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 2000-2 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 2000-2 Class B Certificates") of Series 2000-2 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of March 14, 2000, by and between Discover Bank and the Trustee.

               The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 2000-3 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 2000-3 Class B Certificates") of Series 2000-3 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of April 4, 2000, by and between Discover Bank and the Trustee.

               The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 2000-4 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 2000-4 Class B Certificates") of Series 2000-4 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of May 10, 2000, by and between Discover Bank and the Trustee.

               The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 2000-A Class A Certificates") of Series 2000-A were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of May 22, 2000, by and between Discover Bank and the Trustee.

               The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 2000-5 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 2000-5 Class B Certificates") of Series 2000-5 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of June 6, 2000, by and between Discover Bank and the Trustee.

               The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 2000-6 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 2000-6 Class B Certificates") of Series 2000-6 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of June 19, 2000, by and between Discover Bank and the Trustee.

               The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 2000-7 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 2000-7 Class B Certificates") of Series 2000-7 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of June 20, 2000, by and between Discover Bank and the Trustee.

               The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 2000-8 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 2000-8 Class B Certificates") of Series 2000-8 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of October 24, 2000, by and between Discover Bank and the Trustee.

               The 6.35% Class A Credit Card Pass-Through Certificates (the "Series 2000-9 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 2000-9 Class B Certificates") of Series 2000-9 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of December 19, 2000, by and between Discover Bank and the Trustee.

               The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 2001-1 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 2001-1 Class B Certificates") of Series 2001-1 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of January 4, 2001, by and between Discover Bank and the Trustee.

               The Floating Rate Class A Credit Card Pass-Through Certificates (the "Series 2001-2 Class A Certificates") and the Floating Rate Class B Credit Card Pass-Through Certificates (the "Series 2001-2 Class B Certificates") of Series 2001-2 were issued pursuant to the Pooling and Servicing Agreement and a Series Supplement to the Pooling and Servicing Agreement dated as of January 16, 2001, by and between Discover Bank and the Trustee.

               The Trust's Series 1993-3 Class A Certificates, Series 1994-2 Class A Certificates, Series 1995-1 Class A Certificates, Series 1995-3 Class A Certificates, Series 1996-2 Class A Certificates, Series 1996-3 Class A Certificates, Series 1996-4 Class A Certificates, Series 1997-1 Class A Certificates, Series 1997-2 Class A Certificates, Series 1997-3 Class A Certificates, Series 1998-1 Class A Certificates, Series 1998-2 Class A Certificates, Series 1998-3 Class A Certificates, Series 1998-4 Class A Certificates, Series 1998-6 Class A Certificates, Series 1998-7 Class A Certificates, Series 1999-1 Class A Certificates, Series 1999-2 Class A Certificates, Series 1999-3 Class A Certificates, Series 1999-4 Class A Certificates, Series 1999-5 Class A Certificates, Series 1999-6 Class A Certificates, Series 2000-1 Class A Certificates, Series 2000-2 Class A Certificates, Series 2000-3 Class A Certificates, Series 2000-4 Class A Certificates, Series 2000-A Class A Certificates, Series 2000-5 Class A Certificates, Series 2000-6 Class A Certificates, Series 2000-7 Class A Certificates, Series 2000-8 Class A Certificates, Series 2000-9 Class A Certificates, Series 2001-1 Class A Certificates and Series 2001-2 Class A Certificates shall collectively be known as the "Class A Certificates." Similarly, the Trust's Series 1993-3 Class B Certificates, Series 1994-2 Class B Certificates, Series 1995-1 Class B Certificates, Series 1995-3 Class B Certificates, Series 1996-2 Class B Certificates, Series 1996-3 Class B

Certificates, Series 1996-4 Class B Certificates, Series 1997-1 Class B Certificates, Series 1997-2 Class B Certificates, Series 1997-3 Class B Certificates, Series 1998-1 Class B Certificates, Series 1998-2 Class B Certificates, Series 1998-3 Class B Certificates, Series 1998-4 Class B Certificates, Series 1998-5 Class B Certificates, Series 1998-6 Class B Certificates, Series 1998-7 Class B Certificates, Series 1999-1 Class B Certificates, Series 1999-2 Class B Certificates, Series 1999-3 Class B Certificates, Series 1999-4 Class B Certificates, Series 1999-5 Class B Certificates, Series 1999-6 Class B Certificates, Series 2000-1 Class B Certificates, Series 2000-2 Class B Certificates, Series 2000-3 Class B Certificates, Series 2000-4 Class B Certificates, Series 2000-5 Class B Certificates, Series 2000-6 Class B Certificates, Series 2000-7 Class B Certificates, Series 2000-8 Class B Certificates, Series 2000-9 Class B Certificates, Series 2001-1 Class B Certificates and Series 2001-2 Class B Certificates shall collectively be known as the "Class B Certificates."

ITEM 2.   PROPERTIES

               The property of the Trust includes a portfolio of receivables (the "Receivables") arising under selected Discover Card accounts (the "Accounts") originated by Discover Bank, the cash received in payment of those Receivables (including recoveries on charged-off Receivables), funds on deposit in the Credit Enhancement Account for each series, and interest rate swaps with respect to Series 1997-2 and Series 2000-9. At or prior to the time of the Trust's formation, Discover Bank transferred to the Trust all the Receivables in the Accounts designated as such at or prior to such time. Discover Bank has also transferred to the Trust the Receivables in accounts that were designated as Accounts after the time of formation of the Trust, as of the time of such designation. Discover Bank also has transferred and will transfer additional Receivables generated in the Accounts to the Trust on an ongoing basis and in the future may transfer Receivables in additional Accounts to the Trust from time to time. Information related to the performance of the Receivables during the period from December 1, 1999 through November 30, 2000 is set forth in the ANNUAL AGGREGATE REPORT filed as Exhibit 99(A) to this Annual Report on Form 10-K.

ITEM 3.   LEGAL PROCEEDINGS

               Discover Bank is involved, from time to time, in various legal proceedings, including litigation, investigations and other proceedings, that arise in the ordinary course of its business. While there can be no assurance about the outcome of these legal proceedings and the consequences are not presently determinable, Discover Bank believes, based on currently available information and after consultation with counsel, that these legal proceedings will not have a material adverse effect on Discover Bank's financial condition or on the Receivables.

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

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None


                                    PART III
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               As of February 23, 2001, 100% of the Class A Certificates and the Class B Certificates was held in the nominee name Cede & Co. for beneficial owners. As of February 23, 2001, 100% of the beneficial ownership of the Series 1998-5 Class A Certificates was held in the nominee name Chase Bank of Texas, National Association, as custodian and securities intermediary, for beneficial owners.

               As of February 23, 2001, Discover Bank owned 100% of the uncertificated Seller Certificate, which represented beneficial ownership of a residual interest in the assets of the Trust as provided in the Pooling and Servicing Agreement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               None


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

               (a)   Exhibits:

               23.   Consent of Deloitte & Touche LLP.

               99.   (A)   2000 ANNUAL AGGREGATE REPORT prepared by the Servicer
                           (relating to the period from December 1, 1999 through November 30, 2000).

                     (B)   ANNUAL INDEPENDENT ACCOUNTANTS' REPORTS pursuant to
                           Section 3.08 of the Pooling and Servicing Agreement.

                     (C) MANAGEMENT'S REPORT ON INTERNAL CONTROL RELATED TO SERVICING PROCEDURES.

                     (D)   DOCUMENTS INCORPORATED BY REFERENCE

                     The following sections of the registrant's prospectus, dated December 21, 2000, and prospectus supplement, dated January 8, 2001, which were filed on a Current Report on Form 8-K, dated January 11, 2001 (Commission

                     File No. 0-23108) are incorporated herein by reference:
                     "The Discover Card Business" on pages S-20 to S-23 of the prospectus supplement, "Composition and Historical Performance of the Discover Card Portfolio" on pages S-27 to S-31 of the prospectus supplement, "Federal Income Tax Consequences" on pages 41-48 of the prospectus and "ERISA Considerations" on pages 49-52 of the prospectus.


               (b)   Reports on Form 8-K.

               Current Reports on Form 8-K are filed on or about the distribution date each month (typically the 15th of the month) with respect to each series of certificates issued by the Trust. The reports include as exhibits the MONTHLY CERTIFICATEHOLDERS' STATEMENTS and were filed on December 15, 1999, January 18, 2000, February 15, 2000, March 15, 2000, April 17, 2000, May 15,
2000, June 15, 2000, July 17, 2000, August 15, 2000, September 15, 2000, October
16, 2000, November 15, 2000, December 15, 2000, January 16, 2001 and February 15, 2001.

               Current Reports on Form 8-K were also filed on the following dates with respect to the events indicated: December 7, 1999 (distribution to investors of a Series Term Sheet with respect to Series 1999-6); December 9, 1999 (distribution to investors of a Prospectus Supplement and Prospectus with respect to Series 1999-6); December 13, 1999 (delivery of certain opinions regarding legality and tax matters with respect to Series 1999-6); December 16, 1999 (issuance of Series 1999-6 Investor Certificates); January 4, 2000 (election to delay commencement of Series 1998-1 and Series 1995-2 Accumulation Periods); January 18, 2000 (distribution to investors of a Series Term Sheet with respect to Series 2000-1); January 20, 2000 (distribution to investors of a Prospectus Supplement and Prospectus with respect to Series 2000-1); January 25, 2000 (delivery of certain opinions regarding legality and tax matters with respect to Series 2000-1); January 27, 2000 (issuance of the Series 2000-1 certificates); March 2, 2000 (distribution to investors of a Series Term Sheet with respect to Series 2000-2); March 9, 2000 (distribution to investors of a Prospectus Supplement and Prospectus with respect to Series 2000-2); March 9, 2000 (delivery of certain opinions regarding legality and tax matters with respect to Series 2000-2); March 13, 2000 (election to move Series 1994-A from Group Two to Group One; election to cause a Voluntary Controlled Liquidation Period for Series 1994-A); March 14, 2000 (issuance of the Series 2000-2 certificates); March 24, 2000 (distribution to investors of a Series Term Sheet with respect to Series 2000-3); March 31, 2000 (distribution to investors of a Prospectus Supplement and Prospectus with respect to Series 2000-3); March 31, 2000 (delivery of certain opinions regarding legality and tax matters with respect to Series 2000-3); April 4, 2000 (issuance of the Series 2000-3 certificates); May 1, 2000 (distribution to investors of a Series Term Sheet with respect to Series 2000-4); May 5, 2000 (distribution to investors of a Prospectus Supplement and Prospectus with respect to Series 2000-4); May 5, 2000 (delivery of certain opinions regarding legality and tax matters with respect to Series 2000-2); May 10, 2000 (issuance of the Series 2000-4 certificates); May 24, 2000 (distribution to investors of a Series Term Sheet with respect to Series 2000-5); May 31, 2000 (distribution to investors of a Prospectus Supplement and Prospectus with respect to Series 2000-5); May 31, 2000 (delivery of certain opinions regarding legality and tax matters with respect to Series 2000-5); June 6, 2000

(issuance of the Series 2000-5 certificates); June 8, 2000 (distribution to investors of Series Term Sheets with respect to Series 2000-6 and Series 2000-7); June 14, 2000 (distribution to investors of Prospectus Supplements and Prospectuses with respect to Series 2000-6 and Series 2000-7); June 14, 2000 (delivery of certain opinions regarding legality and tax matters with respect to Series 2000-6 and Series 2000-7); June 19, 2000 (issuance of the Series 2000-6 and Series 2000-7 certificates); June 30, 2000 (election to delay commencement of Series 1998-1 Accumulation Period); July 1, 2000 (issuance of Additional Accounts); July 31, 2000 (election to delay commencement of Series 1998-2 Accumulation Period); August 1, 2000 (change of name of Greenwood Trust Company to Discover Bank); October 17, 2000 (distribution to investors of a Series Term Sheet with respect to Series 2000-8); October 19, 2000 (distribution to investors of a Prospectus Supplement and Prospectus with respect to Series 2000-8); October 19, 2000 (delivery of certain opinions regarding legality and tax matters with respect to Series 2000-8); October 24, 2000 (issuance of the Series 2000-8 certificates); December 7, 2000 (distribution to investors of a Series Term Sheet with respect to Series 2000-9); December 15, 2000 (distribution to investors of a Prospectus Supplement and Prospectus with respect to Series 2000-9); December 15, 2000 (delivery of certain opinions regarding legality and tax matters with respect to Series 2000-9); December 19, 2000 (issuance of the Series 2000-9 certificates); January 2, 2000 (delivery of certain opinions regarding legality and tax matters with respect to Series 2001-1); January 4, 2001 (issuance of the Series 2001-1 certificates); January 8, 2001 (distribution to investors of a Series Term Sheet with respect to Series 2001-2); January 11, 2001 (distribution to investors of a Prospectus Supplement and Prospectus with respect to Series 2001-2); January 12, 2001 (delivery of certain opinions regarding legality and tax matters with respect to Series 2001-2); January 16, 2001 (issuance of the Series 2001-2 certificates); February 21, 2001 (election to delay commencement of Series 1999-1 Accumulation Period); February 21, 2001 (election to delay commencement of Series 1999-3 Accumulation Period); February 22, 2001 (election to delay commencement of Series 1998-4 Accumulation Period).

                                   SIGNATURES

               Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          Discover Card Master Trust I
                                          (Registrant)
                                          By:  Discover Bank
                                          (Originator of the Trust)

Dated:  February 23, 2001                 By:  /s/ Michael F. Rickert
                                               Michael F. Rickert
                                               Vice President, Chief Accounting
                                                 Officer and Treasurer

                                  EXHIBIT INDEX

EXHIBIT NO.

               23.    Consent of Deloitte & Touche LLP.

               99.    (A)  2000 ANNUAL AGGREGATE REPORT prepared by the Servicer
                           (relating to the period from December 1, 1999 through November 30, 2000).

                      (B)  ANNUAL INDEPENDENT ACCOUNTANTS' REPORTS pursuant to
                           Section 3.08 of the Pooling and Servicing Agreement.

                      (C) MANAGEMENT'S REPORT ON INTERNAL CONTROL RELATED TO SERVICING PROCEDURES

                      (D)  DOCUMENTS INCORPORATED BY REFERENCE

                      The following sections of the registrant's prospectus, dated December 21, 2000, and prospectus supplement, dated January 8, 2001, which were filed on a Current Report on Form 8-K, dated January 11, 2001 (Commission File No. 0-23108) are incorporated herein by reference: "The Discover Card Business" on pages S-20 to S-23 of the prospectus supplement, "Composition and Historical Performance of the Discover Card Portfolio" on pages S-27 to S-31 of the prospectus supplement, "Federal Income Tax Consequences" on pages 41-48 of the prospectus and "ERISA Considerations" on pages 49-52 of the prospectus.