Form 10-K405
period 2001-11-30
DISCOVER CARD MASTER TRUST I
filed 2002-02-22
CIK 894329

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         FOR THE PERIOD FROM DECEMBER 1, 2000 THROUGH NOVEMBER 30, 2001

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

                                 SERIES 2000-8:
           Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                 SERIES 2000-9:
               6.35% Class A Credit Card Pass-Through Certificates
           Floating Rate Class B Credit Card Pass-Through Certificates

                                 SERIES 2001-1:
           Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                 SERIES 2001-2:
           Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                 SERIES 2001-3:
           Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                 SERIES 2001-4:
           Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                 SERIES 2001-5:
               5.30% Class A Credit Card Pass-Through Certificates 5.65% Class B Credit Card Pass-Through Certificates

                                 SERIES 2001-6:
               5.75% Class A Credit Card Pass-Through Certificates
           Floating Rate Class B Credit Card Pass-Through Certificates

                                 SERIES 2002-1:
           Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates



          Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  x   No
                                      ---    ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      Index to Exhibits Appears on Page 15.

                                     PART I
ITEM 1.   BUSINESS

                  The Discover Card Master Trust I was formed pursuant to a Pooling and Servicing Agreement dated as of October 1, 1993, as amended, by and between Discover Bank (formerly known as Greenwood Trust Company) as Master Servicer, Servicer and Seller, and U.S. Bank National Association (formerly, First Bank National Association, successor trustee to Bank of America Illinois, formerly Continental Bank, National Association) as Trustee. The trust's only business is to act as a passive conduit to permit investment in a pool of retail consumer receivables.

                  The 6.20% Class A Credit Card Pass-Through Certificates and the 6.45% Class B Credit Card Pass-Through Certificates of Series 1993-3 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of November 23, 1993, by and between Discover Bank and the trustee.

                  The Floating Rate Class A Credit Card Pass-Through Certificates and the 8.05% Class B Credit Card Pass-Through Certificates of Series 1994-2 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of October 14, 1994, as amended, by and between Discover Bank and the trustee.

                  The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 1995-1 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of April 19, 1995, by and between Discover Bank and the trustee.

                  The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 1995-3 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of September 28, 1995, by and between Discover Bank and the trustee.

                  The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 1996-2 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of January 29, 1996, by and between Discover Bank and the trustee.

                  The 6.05% Class A Credit Card Pass-Through Certificates and the 6.25% Class B Credit Card Pass-Through Certificates of Series 1996-3 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of February 21, 1996, by and between Discover Bank and the trustee.

                  The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 1996-4 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of April 30, 1996, by and between Discover Bank and the trustee.

                  The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 1997-1 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of August 26, 1997, by and between Discover Bank and the trustee.

                  The 6.792% Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 1997-2 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of October 15, 1997, by and between Discover Bank and the trustee.

                  The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 1997-3 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of October 23, 1997, by and between Discover Bank and the trustee.

                  The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 1998-3 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of March 25, 1998, by and between Discover Bank and the trustee.

                  The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 1998-5 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of June 12, 1998, by and between Discover Bank and the trustee.

                  The 5.85% Class A Credit Card Pass-Through Certificates and the 6.05% Class B Credit Card Pass-Through Certificates of Series 1998-6 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of July 30, 1998, by and between Discover Bank and the trustee.

                  The 5.60% Class A Credit Card Pass-Through Certificates and the 5.90% Class B Credit Card Pass-Through Certificates of Series 1998-7 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of November 12, 1998, by and between Discover Bank and the trustee.

                  The 5.55% Class B Credit Card Pass-Through Certificates of Series 1999-1 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of February 9, 1999, by and between Discover Bank and the trustee.

                  The 5.90% Class A Credit Card Pass-Through Certificates and the 6.10% Class B Credit Card Pass-Through Certificates of Series 1999-2 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of March 10, 1999, by and between Discover Bank and the trustee.

                  The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 1999-3 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of April 6, 1999, by and between Discover Bank and the trustee.

                  The 5.65% Class A Credit Card Pass-Through Certificates and the 5.85% Class B Credit Card Pass-Through Certificates of Series 1999-4 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of April 27, 1999, by and between Discover Bank and the trustee.

                  The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 1999-5 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of June 15, 1999, by and between Discover Bank and the trustee.

                  The 6.85% Class A Credit Card Pass-Through Certificates and the 7.10% Class B Credit Card Pass-Through Certificates of Series 1999-6 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of December 14, 1999, by and between Discover Bank and the trustee.

                  The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2000-1 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of January 27, 2000, by and between Discover Bank and the trustee.

                  The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2000-2 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of March 14, 2000, by and between Discover Bank and the trustee.

                  The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2000-3 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of April 4, 2000, by and between Discover Bank and the trustee.

                  The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2000-4 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of May 10, 2000, by and between Discover Bank and the trustee.

                  The Floating Rate Class A Credit Card Pass-Through Certificates of Series 2000-A were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of May 22, 2000, by and between Discover Bank and the trustee.

                  The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2000-5 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of June 6, 2000, by and between Discover Bank and the trustee.

                  The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2000-6 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of June 19, 2000, by and between Discover Bank and the trustee.

                  The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2000-7 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of June 20, 2000, by and between Discover Bank and the trustee.

                  The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2000-8 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of October 24, 2000, by and between Discover Bank and the trustee.

                  The 6.35% Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2000-9 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of December 19, 2000, by and between Discover Bank and the trustee.

                  The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2001-1 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of January 4, 2001, by and between Discover Bank and the trustee.

                  The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2001-2 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of January 16, 2001, by and between Discover Bank and the trustee.

                  The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2001-3 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of March 15, 2001, by and between Discover Bank and the trustee.

                  The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2001-4 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of April 17, 2001, by and between Discover Bank and the trustee.

                  The 5.30% Class A Credit Card Pass-Through Certificates and the 5.65% Class B Credit Card Pass-Through Certificates of Series 2001-5 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of May 24, 2001, by and between Discover Bank and the trustee.

                  The 5.75% Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2001-6 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of July 24, 2001, by and between Discover Bank and the trustee.

                  The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2002-1 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of January 23, 2002, by and between Discover Bank and the trustee.

ITEM 2.   PROPERTIES

                  The property of the trust includes a portfolio of receivables (the "Receivables") arising under selected Discover Card accounts (the "Accounts") originated by Discover Bank, the cash received in payment of those Receivables (including recoveries on charged-off Receivables), funds on deposit in the credit enhancement account for each series, and interest rate swaps with respect to Series 1997-2 and Series 2000-9. At or prior to the time of the trust's formation, Discover Bank transferred to the trust all the Receivables in the Accounts designated as such at or prior to such time. Discover Bank has also transferred to the trust the Receivables in accounts that were designated as Accounts after the time of formation of the trust, as of the time of such designation. Discover Bank also has transferred and will transfer additional Receivables generated in the Accounts to the trust on an ongoing basis and in the future may transfer Receivables in additional Accounts to the trust from time to time. Information related to the performance of the Receivables during the period from December 1, 2000 through November 30, 2001 is set forth in the ANNUAL AGGREGATE REPORT filed as Exhibit 99(A) to this Annual Report on Form 10-K.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  The Class A Certificates and the Class B Certificates of all series other than Series 1998-5 are held and delivered in book-entry form through the facilities of The Depository Trust Company ("DTC") (in the United States), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended, or Clearstream Banking or Euroclear (in Europe). The definitive Class A Certificates and Class B Certificates of these series are held by Cede & Co., the nominee of DTC.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None


                                    PART III

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  As of February 22, 2002, 100% of the Class A Certificates (other than those of Series 1998-5) and the Class B Certificates was held in the nominee name Cede & Co. for beneficial owners. As of February 22, 2002, 100% of the beneficial ownership of the Series 1998-5 Class A Certificates was held in the nominee name Chase Bank of Texas, National Association, as custodian and securities intermediary, for beneficial owners.

                  As of February 22, 2002, Discover Bank owned 100% of the uncertificated Seller Certificate, which represented beneficial ownership of a residual interest in the assets of the trust as provided in the pooling and servicing agreement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  None


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

                  23.      Consent of Deloitte & Touche LLP.

                  99.      (A) 2001 ANNUAL AGGREGATE REPORT prepared by the
                               Servicer (relating to the period from December 1, 2000 through November 30, 2001).

                           (B) ANNUAL INDEPENDENT ACCOUNTANTS' REPORT pursuant
                               to Section 3.08 of the Pooling and Servicing
                               Agreement.

                           (C) MANAGEMENT'S REPORT ON INTERNAL CONTROL RELATED
                               TO SERVICING PROCEDURES.

                           (D) DOCUMENTS INCORPORATED BY REFERENCE

                           The following sections of the registrant's prospectus, dated January 15, 2002, and prospectus supplement, dated January 15, 2002, which were filed on a Current Report on Form 8-K, dated January 18, 2002 (Commission File No. 0-23108) are incorporated herein by reference: "The Discover Card Business" on pages S-19 to S-22 of the prospectus supplement, "Composition and Historical Performance of the Discover

                           Card Portfolio" on pages S-26 to S-30 of the prospectus supplement, "Insolvency Related Matters" on pages 37-38 of the prospectus and "Federal Income Tax Consequences" on pages 40-47 of the prospectus.

                  (b)      Reports on Form 8-K.

                  Current Reports on Form 8-K are filed on or about the distribution date each month (typically the 15th of the month) with respect to each series of certificates issued by the Trust. The reports include as exhibits the MONTHLY CERTIFICATEHOLDERS' STATEMENTS and were filed on December 15, 2000, January 16, 2001, February 15, 2001 March 12, 2001, April 16, 2001, May 15,
2001, June 15, 2001, July 10, 2001, August 15, 2001, September 17, 2001, October
15, 2001, November 15, 2001, December 17, 2001 and January 15, 2002.

          Current Reports on Form 8-K were also filed on the following dates with respect to the events indicated:

     - December 7, 2000 (distribution to investors of a series term sheet with respect to Series 2000-9)

     - December 15, 2000 (distribution to investors of a prospectus supplement and prospectus with respect to Series 2000-9)

     - December 15, 2000 (delivery of certain opinions regarding legality and tax matters with respect to Series 2000-9)

     -    December 22, 2000 (issuance of the Series 2000-9 certificates)

     - January 2, 2000 (delivery of certain opinions regarding legality and tax matters with respect to Series 2001-1)

     - January 8, 2001 (distribution to investors of a series term sheet with respect to Series 2001-2)

     -    January 9, 2001 (issuance of the Series 2001-1 certificates)

     - January 11, 2001 (distribution to investors of a prospectus supplement and prospectus with respect to Series 2001-2)

     - January 12, 2001 (delivery of certain opinions regarding legality and tax matters with respect to Series 2001-2)

     -    January 18, 2001 (issuance of the Series 2001-2 certificates)

     - February 21, 2001 (election to delay commencement of Series 1999-1 Accumulation Period)

     - February 21, 2001 (election to delay commencement of Series 1999-3 Accumulation Period)

     - February 22, 2001 (election to delay commencement of Series 1998-4 Accumulation Period)

     - March 1, 2001 (election to delay commencement of Series 1999-2 Accumulation Period)

     - March 12, 2001 (delivery of certain opinions regarding legality and tax matters with respect to Series 2001-3)

     -    March 16, 2001 (issuance of Series 2001-3 certificates)

     - April 3, 2001 (election to delay commencement of Series 1999-4 Accumulation Period)

     - April 6, 2001 (distribution to investors of a series term sheet with respect to Series 2001-4)

     - April 6, 2001 (amendment of the Pooling and Servicing Agreement, dated as of October 1, 1993, between Discover Bank and U.S. National Bank Association, and the related Series Supplements)

     - April 12, 2001 (distribution to investors of a prospectus supplement and prospectus with respect to Series 2001-4)

     - April 13, 2001 (delivery of certain opinions regarding legality and tax matters with respect to Series 2001-4)

     -    April 17, 2001 (issuance of Series 2001-4 certificates)

     - May 17, 2001 (distribution to investors of a series term sheet with respect to Series 2001-5)

     - May 22, 2001 (distribution to investors of a prospectus supplement and prospectus with respect to Series 2001-5)

     - May 22, 2001 (delivery of certain opinions regarding legality and tax matters with respect to Series 2001-5)

     -    May 25, 2001 (issuance of Series 2001-5 certificates)

     -    June 5, 2001 (addition of Accounts to the trust)

     - July 3, 2001 (election to delay commencement of Series 1997-1 and Series 1999-1 Accumulation Period)

     - July 12, 2001 (distribution to investors of a series term sheet with respect to Series 2001-6)

     - July 18, 2001 (distribution to investors of a prospectus supplement and prospectus with respect to Series 2001-6)

     - July 19, 2001 (delivery of certain opinions regarding legality and tax matters with respect to Series 2001-6)

     -    July 30, 2001 (issuance of Series 2001-6 certificates)

     - August 1, 2001 (election to delay commencement of Series 1995-3 and Series 1999-3 Accumulation Period)

     - August 28, 2001 (first amendment to series supplement with respect to Series 2001-1 through 2001-4)

     - September 4, 2001 (election to delay commencement of Series 1999-2 Accumulation Period)

     - October 4, 2001 (election to delay commencement of Series 1999-4 Accumulation Period)

     - December 13, 2001 (election to delay commencement of Series 1996-2 Accumulation Period)

     - January 3, 2002 (election to delay commencement of Series 1997-1 Accumulation Period)

     - January 15, 2002 (distribution to investors of a series term sheet with respect to Series 2002-1)

     - January 22, 2002 (distribution to investors of a prospectus supplement and prospectus with respect to Series 2002-1)

     - January 22, 2002 (delivery of certain opinions regarding legality and tax matters with respect to Series 2002-1)

     -    January 24, 2002 (issuance of Series 2002-1 Certificates)

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



                                       Discover Card Master Trust I
                                       (Registrant)
                                       By:  Discover Bank
                                       (Originator of the Trust)


Dated:  February 22, 2002              By:  /s/ MICHAEL F. RICKERT
                                            ------------------------------------
                                            Michael F. Rickert
                                            Vice President, Chief Accounting
                                            Officer and Treasurer

                                 EXHIBIT INDEX

EXHIBIT NO.

                  23.      Consent of Deloitte & Touche LLP.

                  99.      (A) 2001 ANNUAL AGGREGATE REPORT prepared by the
                               Servicer (relating to the period from December 1, 2000 through November 30, 2001).

                           (B) ANNUAL INDEPENDENT ACCOUNTANTS' REPORT pursuant
                               to Section 3.08 of the Pooling and Servicing
                               Agreement.

                           (C) MANAGEMENT'S REPORT ON INTERNAL CONTROL RELATED
                               TO SERVICING PROCEDURES

                           (D) DOCUMENTS INCORPORATED BY REFERENCE

                           The following sections of the registrant's prospectus, dated January 15, 2002, and prospectus supplement, dated January 15, 2002, which were filed on a Current Report on Form 8-K, dated January 18, 2002 (Commission File No. 0-23108) are incorporated herein by reference: "The Discover Card Business" on pages S-19 to S-22 of the prospectus supplement, "Composition and Historical Performance of the Discover Card Portfolio" on pages S-26 to S-30 of the prospectus supplement, "Insolvency Related Matters" on pages 37-38 of the prospectus and "Federal Income Tax Consequences" on pages 40-47 of the prospectus.