Form 10-K
period 2002-11-30
DISCOVER CARD MASTER TRUST I
filed 2003-02-19
CIK 894329

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

         FOR THE PERIOD FROM DECEMBER 1, 2001 THROUGH NOVEMBER 30, 2002

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

                                 SERIES 2001-4:
           Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                 SERIES 2001-5:
               5.30% Class A Credit Card Pass-Through Certificates 5.65% Class B Credit Card Pass-Through Certificates

                                 SERIES 2001-6:
               5.75% Class A Credit Card Pass-Through Certificates
           Floating Rate Class B Credit Card Pass-Through Certificates

                                 SERIES 2002-1:
           Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                 SERIES 2002-2:
               5.15% Class A Credit Card Pass-Through Certificates 5.45% Class B Credit Card Pass-Through Certificates

                                 SERIES 2002-3:
           Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                 SERIES 2002-4:
           Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                 SERIES 2002-5:
           Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

                                 SERIES 2003-1:
                 Floating Rate Class A, Subseries 1 Credit Card
                Pass-Through Certificates Floating Rate Class B,
                Subseries 1 Credit Card Pass-Through Certificates
                 Floating Rate Class A, Subseries 2 Credit Card
                            Pass-Through Certificates
                     3.45% Class B, Subseries 2 Credit Card
                Pass-Through Certificates Floating Rate Class A,
                Subseries 3 Credit Card Pass-Through Certificates
                 Floating Rate Class B, Subseries 3 Credit Card
                            Pass-Through Certificates

                                 SERIES 2003-2:
           Floating Rate Class A Credit Card Pass-Through Certificates
               3.85% Class B Credit Card Pass-Through Certificates

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

                  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                 Yes     No x
                                    ---    ---

                  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

                       Not applicable to this Registrant.

                  Documents Incorporated by Reference are listed in the Index to Exhibits on Page 15.

                  1. The following sections of the registrant's prospectus, dated January 31, 2003, and prospectus supplement, dated January 31, 2003, which were filed on a Current Report on Form 8-K, dated February 12, 2003 (Commission File No. 0-23108) and pursuant to Rule 424(b) on February 12, 2003 are incorporated herein by reference:

                           a. "Risk Factors" on pages S-14 to S-20 of the prospectus supplement;

                           b. "The Discover Card Business" on pages S-21 to S-24 of the prospectus supplement;

                           c. "The Accounts - Billing and Payments" on pages S-25 and S-26 of the prospectus supplement;

                           d. "Composition and Historical Performance of the Discover Card Portfolio" on pages S-28 to S-32 of the prospectus supplement;

                           e. "The Certificates - Amortization Events" on pages S-44 to S-46 of the prospectus supplement;

                           f.       "Legal Matters" on page S-51 of the
                                    prospectus supplement;

                           g.       "The Seller" on pages 36-38 of the
                                    prospectus;

                           h. "Insolvency Related Matters" on pages 37-38 of the prospectus;

                           i. "Federal Income Tax Consequences" on pages 40-47 of the prospectus; and

                           j.       "Legal Matters" on page 53 of the
                                    prospectus.



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

                  The 5.15% Class A Credit Card Pass-Through Certificates and the 5.45% Class B Credit Card Pass-Through Certificates of Series 2002-2 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of April 25, 2002, by and between Discover Bank and the trustee.

                  The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2002-3 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of May 29, 2002, by and between Discover Bank and the trustee.

                  The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2002-4 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of October 17, 2002, by and between Discover Bank and the trustee.

                  The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2002-5 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of December 11, 2002, by and between Discover Bank and the trustee.

                  The Floating Rate Class A, Subseries 1 Credit Card Pass-Through Certificates, the Floating Rate Class B, Subseries 1 Credit Card Pass-Through Certificates, the Floating Rate Class A, Subseries 2 Credit Card Pass-Through Certificates, the 3.45% Class B, Subseries 2 Credit Card Pass-Through Certificates, the Floating Rate Class A, Subseries 3 Credit Card Pass-Through Certificates and the Floating Rate Class B, Subseries 3 Credit Card Pass-Through Certificates of Series 2003-1 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of January 22, 2003, by and between Discover Bank and the trustee.

                  The Floating Rate Class A Credit Card Pass-Through Certificates and the 3.85% Class B Credit Card Pass-Through Certificates of Series 2003-2 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of February 18, 2003, by and between Discover Bank and the trustee.

ITEM 2.   PROPERTIES

                  The property of the trust includes a portfolio of receivables (the "Receivables") arising under selected Discover Card accounts (the "Accounts") originated by Discover Bank, the cash received in payment of those Receivables (including recoveries on charged-off Receivables), funds on deposit in the credit enhancement account for each series, and interest rate swaps with respect to Series 2000-9 and Series 2002-3. At or prior to the time of the trust's formation, Discover Bank transferred to the trust all the Receivables in the Accounts designated as such at or prior to such time. Discover Bank has also transferred to the trust the Receivables in accounts that were designated as Accounts after the time of formation of the trust, as of the time of such designation. Discover Bank also has transferred and will transfer additional Receivables generated in the Accounts to the trust on an ongoing basis and in the future may transfer Receivables in additional Accounts to the trust from time to time. Information related to the performance of the Receivables during the period from December 1, 2001 through November 30, 2002 is set forth in the ANNUAL AGGREGATE REPORT filed as Exhibit 99(A) to this Annual Report on Form 10-K.

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

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None


                                    PART III

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  As of February 19, 2003, 100% of the Class A Certificates (other than those of Series 1998-5) and the Class B Certificates was held in the nominee name Cede & Co. for beneficial owners. As of February 19, 2003, 100% of the beneficial ownership of the Series 1998-5 Class A Certificates was held in the nominee name Chase Bank of Texas, National Association, as custodian and securities intermediary, for beneficial owners.

                  As of February 19, 2003, Discover Bank owned 100% of the uncertificated Seller Certificate, which represented beneficial ownership of a residual interest in the assets of the trust as provided in the pooling and servicing agreement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  None


                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

                  23.      Consent of Deloitte & Touche LLP.

                  99.      (A)   2002 ANNUAL AGGREGATE REPORT prepared by the
                                 Servicer (relating to the period from
                                 December 1, 2001 through November 30, 2002).

                           (B) ANNUAL INDEPENDENT ACCOUNTANTS' REPORT pursuant to Section 3.08 of the Pooling and Servicing Agreement.

                           (C) MANAGEMENT'S REPORT ON INTERNAL CONTROL RELATED TO SERVICING PROCEDURES.

                           (D)   DOCUMENTS INCORPORATED BY REFERENCE

                                 The following sections of the registrant's prospectus, dated January 31, 2003, and prospectus supplement, dated January 31, 2003, which were filed on a Current Report on Form 8-K, dated February 12, 2003 (Commission File No. 0-23108) are incorporated herein by reference:

                                 - "Risk Factors" on pages S-14 to S-20 of the prospectus supplement;

                                 - "The Discover Card Business" on pages S-21 to S-24 of the prospectus supplement;

                                 - "The Accounts - Billing and Payments" on pages S-25 and S-26 of the prospectus supplement;

                                 - "Composition and Historical Performance of the Discover Card Portfolio" on pages S-28 to S-32 of the prospectus supplement;

                                 - "The Certificates - Amortization Events" on pages S-44 to S-46 of the prospectus supplement;

                                 - "Legal Matters" on page S-51 of the
                                 prospectus supplement;

                                 - "The Seller" on pages 36-38 of the
                                 prospectus;

                                 - "Insolvency Related Matters" on pages 37-38 of the prospectus;

                                 - "Federal Income Tax Consequences" on pages
                                 40-47 of the prospectus; and

                                 - "Legal Matters" on page 53 of the prospectus.

                  (b)      Reports on Form 8-K.

                  Current Reports on Form 8-K are filed on or about the distribution date each month (typically the 15th of the month) with respect to each series of certificates issued by the Trust. The reports include as exhibits the MONTHLY CERTIFICATEHOLDERS' STATEMENTS and were filed on December 17, 2001, January 15, 2002, February 15, 2002, March 15, 2002, April 11, 2002, May 15,
2002, June 17, 2002, July 15, 2002, August 15, 2002, September 16, 2002, October
15, 2002, November 15, 2002, December 16, 2002, January 8, 2003 and February 18, 2003.

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

         - January 3, 2002 (election to delay commencement of Series 1997-1 Accumulation Period)

         - January 15, 2002 (distribution to investors of a series term sheet with respect to Series 2002-1)

         - January 22, 2002 (distribution to investors of a prospectus supplement and prospectus with respect to Series 2002-1)

         - January 22, 2002 (delivery of certain opinions regarding legality and tax matters with respect to Series 2002-1)

         -        January 24, 2002 (issuance of the Series 2002-1 Certificates)

         - April 17, 2002 (distribution to investors of a series term sheet with respect to Series 2002-2)

         - April 23, 2002 (delivery of certain opinions regarding legality and tax matters with respect to Series 2002-2)

         - April 23, 2002 (distribution to investors of a prospectus supplement and prospectus with respect to Series 2002-2)

         -        April 26, 2002 (issuance of the Series 2002-2 Certificates)

         - May 22, 2002 (distribution to investors of a series term sheet with respect to Series 2002-3)

         - May 24, 2002 (distribution to investors of a prospectus supplement and prospectus with respect to Series 2002-3)

         - May 28, 2002 (delivery of certain opinions regarding legality and tax matters with respect to Series 2002-3)

         -        May 30, 2002 (issuance of Series 2002-3 Certificates)

         - June 3, 2002 (election to delay commencement of Series 1998-6 Accumulation Period and Series 1996-2 Accumulation Period)

         -        June 3, 2002 (addition of Accounts to the trust)

         - August 1, 2002 (election to delay commencement of Series 2000-3 Accumulation Period and Series 1998-3 Accumulation Period)

         - September 3, 2002 (election to delay commencement of Series 2000-8 Accumulation Period)

         - September 10, 2002 (amendments to Series Supplements for Series 2000-9 and Series 2002-3)

         - October 1, 2002 (election to delay commencement of Series 1998-7 Accumulation Period and Series 1993-3 Accumulation Period)

         - October 8, 2002 (distribution to investors of a series term sheet with respect to Series 2002-4)

         - October 15, 2002 (delivery of certain opinions regarding legality and tax matters with respect to Series 2002-4)

         - October 15, 2002 (distribution to investors of a prospectus supplement and prospectus with respect to Series 2002-4)

         -        October 18, 2002 (issuance of Series 2002-4 Certificates)

         - December 3, 2002 (election to delay commencement of Series 1998-6 Accumulation Period)

         - December 4, 2002 (distribution to investors of a series term sheet with respect to Series 2002-5)

         - December 9, 2002 (distribution to investors of a prospectus supplement and prospectus with respect to Series 2002-5)

         - December 9, 2002 (delivery of certain opinions regarding legality and tax matters with respect to Series 2002-5)

         -        December 12, 2002 (issuance of Series 2002-5 Certificates)

         - January 10, 2003 (distribution to investors of a series term sheet with respect to Series 2003-1)

         - January 17, 2003 (delivery of certain opinions regarding legality and tax matters with respect to Series 2003-1)

         - January 17, 2003 (distribution to investors of a prospectus supplement and prospectus with respect to Series 2003-1)

         -        January 23, 2003 (issuance of Series 2003-1 Certificates)

         - February 3, 2003 (distribution to investors of a series term sheet with respect to Series 2003-2)

         - February 12, 2003 (delivery of certain opinions regarding legality and tax matters with respect to Series 2003-2)

         - February 12, 2003 (distribution to investors of a prospectus supplement and prospectus with respect to Series 2003-2)

         -        February 18, 2003 (issuance of Series 2003-2 Certificates)

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      Discover Card Master Trust I
                                      Registrant)
                                      By:  Discover Bank
                                      (Originator of the Trust)


Dated:  February 19, 2003         By: /s/ Michael F. Rickert
                                     ------------------------------------------
                                      Michael F. Rickert
                                      Vice President, Chief Accounting Officer
                                      and Treasurer

                                 CERTIFICATIONS

I, Michael F. Rickert, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Discover Card Master Trust I;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution and servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing agreement and based upon the review required under the pooling and servicing agreement, and except as disclosed in the report, the servicer has fulfilled its obligations under the servicing agreement; and

5. I have disclosed to the registrant's certified public accountants all significant deficiencies relating to the servicer's compliance with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the pooling and servicing agreement.


Dated:  February 19, 2003         By:/s/ Michael F. Rickert
                                     ----------------------------------------
                                     Michael F. Rickert,
                                     Vice President, Chief Accounting Officer
                                     and Treasurer of Discover Bank, Master
                                     Servicer and Servicer of Discover Card
                                     Master Trust I

                                  EXHIBIT INDEX

EXHIBIT NO.

                  23.      Consent of Deloitte & Touche LLP.

                  99.      (A)      2002 ANNUAL AGGREGATE REPORT prepared by the
                                    Servicer (relating to the period from
                                    December 1, 2001 through November 30, 2002).

                           (B) ANNUAL INDEPENDENT ACCOUNTANTS' REPORT pursuant to Section 3.08 of the Pooling and Servicing Agreement.

                           (C) MANAGEMENT'S REPORT ON INTERNAL CONTROL RELATED TO SERVICING PROCEDURES

                           (D)      DOCUMENTS INCORPORATED BY REFERENCE

                                    The following sections of the registrant's prospectus, dated January 31, 2003, and prospectus supplement, dated January 31, 2003, which were filed on a Current Report on Form 8-K, dated February 12, 2003 (Commission File No. 0-23108) are incorporated herein by reference:

                                    - "Risk Factors" on pages S-14 to S-20 of the prospectus supplement;

                                    - "The Discover Card Business" on pages S-21 to S-24 of the prospectus supplement;

                                    - "The Accounts - Billing and Payments" on pages S-25 and S-26 of the prospectus supplement;

                                    - "Composition and Historical Performance of the Discover Card Portfolio" on pages S-28 to S-32 of the prospectus supplement;

                                    - "The Certificates - Amortization Events" on pages S-44 to S-46 of the prospectus supplement;

                                    - "Legal Matters" on page S-51 of the
                                    prospectus supplement;

                                    - "The Seller" on pages 36-38 of the
                                    prospectus;

                                    - "Insolvency Related Matters" on pages
                                    37-38 of the prospectus;

                                    - "Federal Income Tax Consequences" on pages
                                    40-47 of the prospectus; and

                                    - "Legal Matters" on page 53 of the
                                    prospectus.