Form 10-K/A
period 2002-11-30
DISCOVER CARD MASTER TRUST I
filed 2003-12-03
CIK 894329

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

                                 SERIES 1998-7:
               5.90% Class B Credit Card Pass-Through Certificates

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

                                 SERIES 2003-2:
           Floating Rate Class A Credit Card Pass-Through Certificates
               3.85% Class B Credit Card Pass-Through Certificates

                                 SERIES 2003-3:
           Floating Rate Class A Credit Card Pass-Through Certificates Floating Rate Class B Credit Card Pass-Through Certificates

        Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  x      No
                                     ----      ----


        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                 Yes         No  x
                                     ----      ----

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

                       Not applicable to this Registrant.

                                EXPLANATORY NOTE

        Discover Card Master Trust I (the "Registrant") is filing this Amendment No. 1 to its Annual Report on Form 10-K/A solely to replace Exhibit 99(B) to its Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 19, 2003. Except as noted herein, the Registrant's annual report on Form 10-K for the fiscal year ended November 30, 2002 remains as originally filed with the SEC on February 19, 2003. This Amendment No. 1 does not reflect any subsequent information or events other than the changes referred to above.

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



                                      Discover Card Master Trust I
                                      (Registrant)
                                      By:  Discover Bank
                                      (Originator of the Trust)


Dated:  December 3, 2003              By:  /s/ Michael F. Rickert
                                           ----------------------
                                           Michael F. Rickert
                                           Vice President, Chief Accounting
                                            Officer and Treasurer

                                 EXHIBIT INDEX

Exhibit No.



         31. Certifications of senior officer in charge of the servicing function of Discover Bank, as master servicer, required under Rule 13a-14(e) of Securities Exchange Act of 1934, as amended.

         99. (B) ANNUAL INDEPENDENT ACCOUNTANT'S REPORT pursuant to Section 3.08 of the Pooling and Servicing Agreement.