Form 10-K
period 2003-11-30
DISCOVER CARD MASTER TRUST I
filed 2004-02-25
CIK 894329

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from December 1, 2002 through November 30, 2003

Commission file number 0-23108

DISCOVER CARD MASTER TRUST I
(Exact name of registrant as specified in its charter)

Delaware (State of Organization)	Not Applicable (I.R.S. Employer Identification No.)

c/o Discover Bank 12 Read’s Way New Castle, Delaware (Address of principal executive offices)	19720 (Zip Code)

Registrant’s telephone number, including area code: (302) 323-7434

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which each class
to be so registered	is to be registered

None	Not Applicable

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

Series 2003-4:
Floating Rate Class A, Subseries 1 Credit Card Pass-Through Certificates
Floating Rate Class B, Subseries 1 Credit Card Pass-Through Certificates
Floating Rate Class A, Subseries 2 Credit Card Pass-Through Certificates
Floating Rate Class B, Subseries 2 Credit Card Pass-Through Certificates

     Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes   x          No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes              No   x

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable to this Registrant.

     Documents Incorporated by Reference are listed in the Index to Exhibits on Page 15.

1.	The following sections of the registrant’s prospectus, dated December 19, 2003, and prospectus supplement, dated December 19, 2003, which were filed on a Current Report on Form 8-K, dated December 29, 2003 (Commission File No. 0-23108) and pursuant to Rule 424(b) on December 29, 2003 are incorporated herein by reference:

a.	“Risk Factors” on pages S-17 to S-24 of the prospectus supplement;

b.	“The Discover Card Business” on pages S-25 to S-29 of the prospectus supplement;

c.	“The Accounts — Billing and Payments” on pages S-29 and S-30 of the prospectus supplement;

d.	“Composition and Historical Performance of the Discover Card Portfolio” on pages S-32 to S-36 of the prospectus supplement;

e.	“The Certificates — Amortization Events” on pages S-50 to S-52 of the prospectus supplement;

f.	“The Trust” on pages 14 and 15 of the prospectus;

g.	“Servicing” on pages 33 to 38 of the prospectus;

h.	“The Seller” on pages 38 to 40 of the prospectus; and

i.	“Federal Income Tax Consequences” on pages 42 to 49 of the prospectus.

PART I

     This report was prepared in accordance with the terms of a no-action letter of the Division of Corporation Finance of the Securities and Exchange Commission issued to Discover Card Master Trust I and Greenwood Trust Company (which is now Discover Bank) on April 8, 1994.

Item 1. Business

     The Discover Card Master Trust I was formed pursuant to a pooling and servicing agreement dated as of October 1, 1993, as amended, by and between Discover Bank (formerly known as Greenwood Trust Company) as Master Servicer, Servicer and Seller, and U.S. Bank National Association (formerly, First Bank National Association, successor trustee to Bank of America Illinois, formerly Continental Bank, National Association) as Trustee. The trust’s only business is to act as a passive conduit to permit investment in a pool of retail consumer receivables.

     The following series issued pursuant to the pooling and servicing agreement were outstanding during the period covered by this report but have since been paid in full and are no longer outstanding: Series 1993-3, Series 1996-2, Series 1998-3, Series 1998-6, Series 1998-7, Series 2000-3 and Series 2000-8. Accordingly, those series are referenced in the reports attached as Exhibits 99(B) — (D) and in certain reports on Form 8-K as described in Part IV, Item 15 below. Additionally, Series 2003-4 was issued on December 30, 2003, subsequent to the period covered by this report, and is accordingly not included in the reports attached as Exhibits 99(A) — (D) described in Part IV, Item 15 below.

     The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 1995-1 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of April 19, 1995, as amended, by and between Discover Bank and the trustee.

     The 6.05% Class A Credit Card Pass-Through Certificates and the 6.25% Class B Credit Card Pass-Through Certificates of Series 1996-3 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of February 21, 1996, as amended, by and between Discover Bank and the trustee.

     The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 1996-4 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of April 30, 1996, as amended, by and between Discover Bank and the trustee.

     The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 1997-3 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of October 23, 1997, as amended, by and between Discover Bank and the trustee.

     The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 1998-5 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of June 12, 1998, as amended, by and between Discover Bank and the trustee.

     The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 1999-5 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of June 15, 1999, as amended, by and between Discover Bank and the trustee.

     The 6.85% Class A Credit Card Pass-Through Certificates and the 7.10% Class B Credit Card Pass-Through Certificates of Series 1999-6 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of December 14, 1999, as amended, by and between Discover Bank and the trustee.

     The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2000-1 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of January 27, 2000, as amended, by and between Discover Bank and the trustee.

     The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2000-2 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of March 14, 2000, as amended, by and between Discover Bank and the trustee.

     The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2000-4 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of May 10, 2000, as amended, by and between Discover Bank and the trustee.

     The Floating Rate Class A Credit Card Pass-Through Certificates of Series 2000-A were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of May 22, 2000, as amended, by and between Discover Bank and the trustee.

     The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2000-5 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of June 6, 2000, as amended, by and between Discover Bank and the trustee.

     The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2000-6 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of June 19, 2000, as amended, by and between Discover Bank and the trustee.

     The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2000-7 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of June 20, 2000, as amended, by and between Discover Bank and the trustee.

     The 6.35% Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2000-9 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of December 19, 2000, as amended, by and between Discover Bank and the trustee.

     The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2001-1 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of January 4, 2001, as amended, by and between Discover Bank and the trustee.

     The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2001-2 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of January 16, 2001, as amended, by and between Discover Bank and the trustee.

     The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2001-3 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of March 15, 2001, as amended, by and between Discover Bank and the trustee.

     The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2001-4 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of April 17, 2001, as amended, by and between Discover Bank and the trustee.

     The 5.30% Class A Credit Card Pass-Through Certificates and the 5.65% Class B Credit Card Pass-Through Certificates of Series 2001-5 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of May 24, 2001, as amended, by and between Discover Bank and the trustee.

     The 5.75% Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2001-6 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of July 24, 2001, as amended, by and between Discover Bank and the trustee.

     The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2002-1 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of January 23, 2002, as amended, by and between Discover Bank and the trustee.

     The 5.15% Class A Credit Card Pass-Through Certificates and the 5.45% Class B Credit Card Pass-Through Certificates of Series 2002-2 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of April 25, 2002, as amended, by and between Discover Bank and the trustee.

     The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2002-3 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of May 29, 2002, as amended, by and between Discover Bank and the trustee.

     The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2002-4 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of October 17, 2002, as amended, by and between Discover Bank and the trustee.

     The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2002-5 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of December 11, 2002, as amended, by and between Discover Bank and the trustee.

     The Floating Rate Class A, Subseries 1 Credit Card Pass-Through Certificates, the Floating Rate Class B, Subseries 1 Credit Card Pass-Through Certificates, the Floating Rate Class A, Subseries 2 Credit Card Pass-Through Certificates, the 3.45% Class B, Subseries 2 Credit Card Pass-Through Certificates, the Floating Rate Class A, Subseries 3 Credit Card Pass-Through Certificates and the Floating Rate Class B, Subseries 3 Credit Card Pass-Through Certificates of Series 2003-1 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of January 22, 2003, as amended, by and between Discover Bank and the trustee.

     The Floating Rate Class A Credit Card Pass-Through Certificates and the 3.85% Class B Credit Card Pass-Through Certificates of Series 2003-2 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of February 18, 2003, as amended, by and between Discover Bank and the trustee.

     The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2003-3 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of March 25, 2003, by and between Discover Bank and the trustee.

     The Floating Rate Class A, Subseries 1 Credit Card Pass-Through Certificates, the Floating Rate Class B, Subseries 1 Credit Card Pass-Through Certificates, the Floating Rate Class A, Subseries 2 Credit Card Pass-Through Certificates and the Floating Rate Class B, Subseries 2 Credit Card Pass-Through Certificates of Series 2003-4 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of December 30, 2003, by and between Discover Bank and the trustee.

Item 2. Properties

     The property of the trust includes a portfolio of receivables (the “Receivables”) arising under selected Discover Card accounts (the “Accounts”) originated by Discover Bank, the cash received in payment of those Receivables (including recoveries on charged-off Receivables), funds on deposit in the credit enhancement account for each series, and interest rate swaps with respect to Series 2000-9 and Series 2002-3. At or prior to the time of the trust’s formation, Discover Bank transferred to the trust all the Receivables in the Accounts designated as such at or prior to such time. Discover Bank has also transferred to the trust the Receivables in accounts that were designated as Accounts after the time of formation of the trust, as of the time of such designation. Discover Bank also has transferred and will transfer additional Receivables generated in the Accounts to the trust on an ongoing basis and in the future may transfer Receivables in additional Accounts to the trust from time to time. Information related to the performance of the Receivables during the period from December 1, 2002 through November 30,

2003 is set forth in the ANNUAL AGGREGATE REPORT filed as Exhibit 99(A) to this Annual Report on Form 10-K.

Item 3. Legal Proceedings

     Discover Bank is involved, from time to time, in various legal proceedings, including litigation, investigations and other proceedings, that arise in the ordinary course of its business. While there can be no assurance about the outcome of these legal proceedings and the consequences are not presently determinable, Discover Bank believes, based on currently available information and after consultation with counsel, that these legal proceedings will not have a material adverse effect on Discover Bank’s financial condition or on the Receivables.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The Class A Certificates and the Class B Certificates of all series other than Series 1998-5 are held and delivered in book-entry form through the facilities of The Depository Trust Company (“DTC”) (in the United States), a “clearing agency” registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended, or Clearstream Banking or Euroclear (in Europe). The definitive Class A Certificates and Class B Certificates of these series are held by Cede & Co., the nominee of DTC.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     Not applicable to this Registrant as this Registrant issues only asset-backed securities. Although Item 9A is not applicable, Exhibit 99(D) to this report contains Management’s Report on Internal Control and Compliance with Minimum Servicing Standards. Additionally, Exhibit 99(B) to this report contains the Independent Accountants’ Report — Internal Control and Exhibit 99(C) to this report contains the Independent Accountants’ Report — Compliance, each of which evaluates the conclusions of Discover Bank management in Exhibit 99(D).

PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management

     As of February 25, 2004, 100% of the Class A Certificates (other than those of Series 1998-5) and the Class B Certificates were held in the nominee name Cede & Co. for beneficial owners. As of February 25, 2004, 100% of the beneficial ownership of the Series 1998-5 Class A Certificates was held in the nominee name Chase Bank of Texas, National Association, as custodian and securities intermediary, for beneficial owners.

     As of February 25, 2004, Discover Bank owned 100% of the uncertificated Seller Certificate, which represented beneficial ownership of a residual interest in the assets of the trust as provided in the pooling and servicing agreement.

Item 13. Certain Relationships and Related Transactions

     None.

Item 14. Principal Accountant Fees and Services.

     Not applicable to this Registrant as this Registrant issues only asset-backed securities.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Exhibits:

23.		Consent of Deloitte & Touche LLP.

31.		Certification of an Officer of the Master Servicer

99.	(A)	2003 ANNUAL AGGREGATE REPORT prepared by the Servicer (relating to the period from December 1, 2002 through November 30, 2003)

	(B)	ANNUAL INDEPENDENT ACCOUNTANTS’ REPORT — Internal Control pursuant to Section 3.08 of the Pooling and Servicing Agreement.

	(C)	ANNUAL INDEPENDENT ACCOUNTANTS’ REPORT — Compliance pursuant to Section 3.08 of the Pooling and Servicing Agreement.

	(D)	MANAGEMENT’S REPORT ON INTERNAL CONTROL AND COMPLIANCE WITH MINIMUM SERVICING STANDARDS.

	(E)	DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the registrant’s prospectus, dated December 19, 2003, and prospectus supplement, dated December 19, 2003, which were filed on a Current Report on Form 8-K, dated December 29, 2003 (Commission File No. 0-23108) are incorporated herein by reference:

•	“Risk Factors” on pages S-17 to S-24 of the prospectus supplement;

•	“The Discover Card Business” on pages S-25 to S-29 of the prospectus supplement;

•	“The Accounts — Billing and Payments” on pages S-29 and S-30 of the prospectus supplement;

•	“Composition and Historical Performance of the Discover Card Portfolio” on pages S-32 to S-36 of the prospectus supplement;

•	“The Certificates — Amortization Events” on pages S-50 to S-52 of the prospectus supplement;

•	“The Trust” on pages 14 and 15 of the prospectus;

•	“Servicing” on pages 33 to 38 of the prospectus;

•	“The Seller” on pages 38 to 40 of the prospectus; and

•	“Federal Income Tax Consequences” on pages 42 to 49 of the prospectus.

     (b) Reports on Form 8-K.

     Current Reports on Form 8-K are filed on or about the distribution date each month (typically the 15th of the month) with respect to each series of certificates issued by the Trust. The reports include as exhibits the MONTHLY CERTIFICATEHOLDERS’ STATEMENTS and were filed on December 16, 2002, January 8, 2003, February 18, 2003, March 12, 2003, April 15, 2003, May 15, 2003, June 16, 2003, July 15, 2003, August 15, 2003, September 15, 2003, October 15, 2003, November 17, 2003, December 15, 2003, January 15, 2004 and February 17, 2004.

     Current Reports on Form 8-K were also filed on the following dates with respect to the events indicated:

•	December 3, 2002 (election to delay commencement of Series 1998-6 Accumulation Period)

•	December 4, 2002 (distribution to investors of a series term sheet with respect to Series 2002-5)

•	December 9, 2002 (distribution to investors of a prospectus supplement and prospectus with respect to Series 2002-5)

•	December 9, 2002 (delivery of certain opinions regarding legality and tax matters with respect to Series 2002-5)

•	December 12, 2002 (issuance of Series 2002-5 Certificates)

•	January 10, 2003 (distribution to investors of a series term sheet with respect to Series 2003-1)

•	January 17, 2003 (delivery of certain opinions regarding legality and tax matters with respect to Series 2003-1)

•	January 17, 2003 (distribution to investors of a prospectus supplement and prospectus with respect to Series 2003-1)

•	January 23, 2003 (issuance of Series 2003-1 Certificates)

•	February 3, 2003 (distribution to investors of a series term sheet with respect to Series 2003-2)

•	February 12, 2003 (delivery of certain opinions regarding legality and tax matters with respect to Series 2003-2)

•	February 12, 2003 (distribution to investors of a prospectus supplement and prospectus with respect to Series 2003-2)

•	February 18, 2003 (issuance of Series 2003-2 Certificates)

•	March 3, 2003 (election to delay commencement of Series 2000-8 Accumulation Period and Series 2001-4 Accumulation Period)

•	March 3, 2003 (addition of Accounts to the trust)

•	March 13, 2003 (delivery of certain opinions regarding legality and tax matters with respect to Series 2003-2)

•	March 18, 2003 (issuance of additional Series 2003-2 Certificates)

•	March 19, 2003 (distribution to investors of a series term sheet with respect to Series 2003-3)

•	March 21, 2003 (distribution to investors of a prospectus supplement and prospectus with respect to Series 2003-3)

•	March 21, 2003 (delivery of certain opinions regarding legality and tax matters with respect to Series 2003-3)

•	March 27, 2003 (issuance of the Series 2003-3 Certificates)

•	April 1, 2003 (election to delay commencement of Series 1993-3 Accumulation Period, Series 1998-7 Accumulation Period and Series 2001-5 Accumulation Period)

•	May 1, 2003 (election to delay commencement of Series 1999-5 Accumulation Period)

•	July 1, 2003 (election to delay commencement of Series 1995-1 Accumulation Period)

•	August 1, 2003 (addition of Accounts to the trust)

•	September 3, 2003 (election to delay commencement of Series 1997-3 Accumulation Period and Series 2001-4 Accumulation Period)

•	October 1, 2003 (election to delay commencement of Series 2001-5 Accumulation Period and Series 2002-5 Accumulation Period)

•	November 3, 2003 (election to delay commencement of Series 1999-5 Accumulation Period)

•	December 2, 2003 (election to delay commencement of Series 1999-6 Accumulation Period and Series 2002-1 Accumulation Period)

•	December 19, 2003 (distribution to investors of a series term sheet with respect to Series 2003-4)

•	December 29, 2003 (distribution to investors of a prospectus supplement and prospectus with respect to Series 2003-4)

•	December 29, 2003 (delivery of certain opinions regarding legality and tax matters with respect to Series 2003-4)

•	January 5, 2004 (election to delay commencement of Series 1995-1 Accumulation Period and Series 2000-1 Accumulation Period)

•	January 5, 2004 (issuance of Series 2003-4 Certificates)

•	February 2, 2004 (addition of Accounts to the trust)

•	February 3, 2004 (election to delay commencement of Series 2000-2 Accumulation Period)

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Discover Card Master Trust I
(Registrant)
	By:	Discover Bank
(Originator of the Trust)

Dated: February 25, 2004	By:	/s/ Michael F. Rickert

Michael F. Rickert
Vice President, Chief Accounting Officer
and Treasurer

EXHIBIT INDEX

Exhibit No.
23.		Consent of Deloitte & Touche LLP.

31.		Certification of an Officer of the Master Servicer

99.	(A)	2003 ANNUAL AGGREGATE REPORT prepared by the Servicer (relating to the period from December 1, 2002 through November 30, 2003)

	(B)	ANNUAL INDEPENDENT ACCOUNTANTS’ REPORT — Internal Control pursuant to Section 3.08 of the Pooling and Servicing Agreement.

	(C)	ANNUAL INDEPENDENT ACCOUNTANTS’ REPORT — Compliance pursuant to Section 3.08 of the Pooling and Servicing Agreement.

	(D)	MANAGEMENT’S REPORT ON INTERNAL CONTROL AND COMPLIANCE WITH MINIMUM SERVICING STANDARDS.

	(E)	DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the registrant’s prospectus, dated December 19, 2003, and prospectus supplement, dated December 19, 2003, which were filed on a Current Report on Form 8-K, dated December 29, 2003 (Commission File No. 0-23108) are incorporated herein by reference:

•	“Risk Factors” on pages S-17 to S-24 of the prospectus supplement;

•	“The Discover Card Business” on pages S-25 to S-29 of the prospectus supplement;

•	“The Accounts — Billing and Payments” on pages S-29 and S-30 of the prospectus supplement;

•	“Composition and Historical Performance of the Discover Card Portfolio” on pages S-32 to S-36 of the prospectus supplement;

•	“The Certificates — Amortization Events” on pages S-50 to S-52 of the prospectus supplement;

•	“The Trust” on pages 14 and 15 of the prospectus;

•	“Servicing” on pages 33 to 38 of the prospectus;

•	“The Seller” on pages 38 to 40 of the prospectus; and

•	“Federal Income Tax Consequences” on pages 42 to 49 of the prospectus.