Form 10-K
period 2004-11-30
DISCOVER CARD MASTER TRUST I
filed 2005-02-23
CIK 894329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period from December 1, 2003 through November 30, 2004

Commission file number 0-23108

DISCOVER CARD MASTER TRUST I

(Exact name of registrant as specified in its charter)

Delaware	51-0020270
(State of Organization)	(I.R.S. Employer Identification No.)

c/o Discover Bank
12 Read’s Way
New Castle, Delaware	19720
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 323-7434

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which each class
to be so registered	is to be registered
None	Not Applicable

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

Yes      ☑ No      ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes      ☐ No      ☑

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable to this Registrant.

Documents Incorporated by Reference are listed in the Index to Exhibits on Page 15.

1.	The following sections of the registrant’s prospectus, dated November 18, 2004, and prospectus supplement, dated January 11, 2005, which were filed on a Current Report on Form 8-K, dated January 13, 2005 (Commission File No. 0-23108) and pursuant to Rule 424(b) on January 13, 2005 are incorporated herein by reference; provided, however, that series issued prior to November 3, 2004 are not eligible for allocations or reallocations of interchange and accordingly risks and other disclosures related to interchange are not relevant to the certificates of such series:

a.	“Risk Factors” on pages S-15 to S-22 of the prospectus supplement;

b.	“The Discover Card Business” on pages S-23 to S-27 of the prospectus supplement;

c.	“The Accounts – Billing and Payments” on pages S-27 and S-28 of the prospectus supplement;

d.	“Composition and Historical Performance of the Discover Card Portfolio” on pages S-31 to S-36 of the prospectus supplement;

e.	“The Trust” on pages 14 and 15 of the prospectus;

f.	“The Trust – Addition of Accounts” on pages 16 to 18 of the prospectus;

g.	“The Trust – Removal of Accounts” on page 18 of the prospectus;

h.	“The Certificates” on pages 18 and 19 of the prospectus;

i.	“The Certificates – Collections” on pages 21 to 23 of the prospectus;

j.	“The Certificates – Class Percentages and Seller Percentage” on page 23 of the prospectus;

k.	“The Certificates – Repurchase of Trust Portfolio” on pages 25 and 26 of the prospectus;

l.	“The Certificates – Repurchase of Specified Receivables” on pages 26 and 27 of the prospectus;

m.	“The Certificates – Amendments” on pages 29 and 30 of the prospectus;

n.	“Servicing – Evidence as to Compliance” on page 38 of the prospectus;

o	“The Seller” on pages 38 to 41 of the prospectus;

p.	“Certain Legal Matters Relating to the Receivables” on pages 41 and 42 of the prospectus;

q.	“Experts” on page 56 of the prospectus; and

r.	“Glossary of Terms – Receivable Repurchase Event” on page 62 of the prospectus.

PART I

          This report was prepared in accordance with the terms of a no-action letter of the Division of Corporation Finance of the Securities and Exchange Commission issued to Discover Card Master Trust I and Greenwood Trust Company (which is now Discover Bank) on April 8, 1994.

Item 1. Business

          The Discover Card Master Trust I was formed pursuant to a pooling and servicing agreement dated as of October 1, 1993, which was amended and restated on November 3, 2004, by and between Discover Bank (formerly known as Greenwood Trust Company) as Master Servicer, Servicer and Seller, and U.S. Bank National Association (formerly, First Bank National Association, successor trustee to Bank of America Illinois, formerly Continental Bank, National Association) as Trustee. The trust’s only business is to act as a passive conduit to permit investment in a pool of retail consumer receivables.

          The following series issued pursuant to the pooling and servicing agreement were outstanding during the period covered by this report but have since been paid in full and are no longer outstanding: Series 1995-1, Series 1997-3, Series 1999-5, Series 1999-6, Series 2001-4, Series 2001-5, Series 2002-1, and Series 2002-5. Accordingly, those series are referenced in the reports attached as Exhibits 99(B) – (D) and in certain reports on Form 8-K as described in Part IV, Item 15 below. Additionally, Series 2004-2 was issued on December 2, 2004, and Series 2005-1 was issued on January 18, 2005, in each case, subsequent to the period covered by this report, and are accordingly not included in the reports attached as Exhibits 99(A) – (D) described in Part IV, Item 15 below.

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

          The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2004-1 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of November 3, 2004, by and between Discover Bank and the trustee.

          The Floating Rate Class A, Subseries 1 Credit Card Pass-Through Certificates, the Floating Rate Class B, Subseries 1 Credit Card Pass-Through Certificates, the Floating Rate Class A, Subseries 2 Credit Card Pass-Through Certificates, and the Floating Rate Class B, Subseries 2 Credit Card Pass-Through Certificates of Series 2004-2 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of December 2, 2004, by and between Discover Bank and the trustee.

          The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2005-1 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of January 18, 2005, by and between Discover Bank and the trustee.

Item 2. Properties

          The property of the trust includes a portfolio of receivables (the “Receivables”) arising under selected Discover Card accounts (the “Accounts”) originated by Discover Bank, the cash received in payment of those Receivables (including recoveries on charged-off Receivables), funds on deposit in the credit enhancement account for each series, and interest rate swaps with respect to Series 2000-9 and Series 2002-3. At or prior to the time of the trust’s formation, Discover Bank transferred to the trust all the Receivables in the Accounts designated as such at or prior to such time. Discover Bank has also transferred to the trust the Receivables in accounts that were designated as Accounts after the time of formation of the trust, as of the time of such designation. Discover Bank also has transferred and will transfer additional Receivables generated in the Accounts to the trust on an ongoing basis and in the future may transfer Receivables in additional Accounts to the trust from time to time. Information related to the performance of the Receivables relating to the distribution dates occurring between December 1, 2003 and November 30, 2004 is set forth in the ANNUAL AGGREGATE REPORT filed as Exhibit 99(A) to this Annual Report on Form 10-K. This aggregate report does not reflect the performance of the receivables during November 2004. As of November 3, 2004, Discover Bank has conveyed to the trust the right to receive a portion of the interchange fees paid by or through merchant acceptance networks, including Discover Financial Services, Inc., to Discover Bank in connection with transactions on accounts of the type included in the trust, which is referred to as “interchange.” The portion conveyed to the trust is determined by dividing the net merchant sales processed on the Accounts for any month by the net merchant sales processed on all accounts in the Discover Card portfolio of the type included in the trust for that month, and are deposited to the trust only on the related distribution date. Only series and subseries issued after November 3, 2004 may be included in the subgroup of series that are eligible to receive interchange. The Annual Aggregate Report filed as Exhibit 99(A) to this Annual Report on Form 10-K does not reflect allocations of Interchange to the Trust in November 2004. Collections and allocations for November 2004, including Interchange, are reflected in the Current Report on Form 8-K for the distribution date that occurred on December 15, 2004.

Item 3. Legal Proceedings

          Discover Bank is involved, from time to time, in various arbitration and legal proceedings, including litigation, investigations and other proceedings, that arise in the ordinary course of its business. While there can be no assurance about the outcome of these legal proceedings and the consequences are not presently determinable, Discover Bank believes, based on currently available information and after consultation with counsel, that these legal proceedings will not have a material adverse effect on Discover Bank’s financial condition or on the Receivables.

Item 4. Submission of Matters to a Vote of Security Holders

                  None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

          The Class A Certificates and the Class B Certificates of all outstanding series (other than the Class A Certificates of Series 1998-5) are held and delivered in book-entry form through the facilities of The Depository Trust Company (“DTC”) (in the United States), a “clearing agency” registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended, or Clearstream Banking or Euroclear (in Europe). The definitive Class A Certificates and Class B Certificates of these series are held by Cede & Co., the nominee of DTC.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

                       None.

Item 9A. Controls and Procedures

          Not applicable to this Registrant as this Registrant issues only asset-backed securities. Although Item 9A is not applicable, Exhibit 99(D) to this report contains Management’s Report on Internal Control and Compliance with Minimum Servicing Standards. Additionally, Exhibit 99(B) to this report contains the Independent Registered Public Accounting Firm’s Report – Internal Control and Exhibit 99(C) to this report contains the Independent Registered Public Accounting Firm’s Report – Compliance, each of which evaluates the conclusions of Discover Bank management in Exhibit 99(D).

PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management

          As of February 23, 2005, 100% of the outstanding Class A Certificates (other than those of Series 1998-5) and the outstanding Class B Certificates were held in the nominee name Cede & Co. for beneficial owners. As of February 23, 2005, 100% of the beneficial ownership of the Series 1998-5 Class A Certificates was held in the nominee name Chase Bank of Texas, National Association, as custodian and securities intermediary, for beneficial owners.

          As of February 23, 2005, Discover Bank owned 100% of the uncertificated Seller Certificate, which represented beneficial ownership of a residual interest in the assets of the trust as provided in the pooling and servicing agreement.

Item 13. Certain Relationships and Related Transactions

                       None.

Item 14. Principal Accountant Fees and Services.

                       Not applicable to this Registrant as this Registrant issues only asset-backed securities.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                       (a) Exhibits:

                       23. Consent of Deloitte & Touche LLP.

                       31. Certification of Officer of Master Servicer.

99.	(A) 2004 ANNUAL AGGREGATE REPORT prepared by the Servicer (relating to the distribution dates occurring between December 1, 2003 and November 30, 2004). This aggregate report does not reflect distributions that have occurred since November 30, 2004. Collections and allocations for November 2004, including Interchange, are reflected in the Current Report on Form 8-K for the distribution date that occurred on December 15, 2004.

(B)	ANNUAL REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – Internal Control pursuant to Section 3.08 of the Pooling and Servicing Agreement.

(C)	ANNUAL REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – Compliance pursuant to Section 3.08 of the Pooling and Servicing Agreement.

(D)	MANAGEMENT’S REPORT ON INTERNAL CONTROL AND COMPLIANCE WITH MINIMUM SERVICING STANDARDS.

(E)	DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the registrant’s prospectus, dated November 18, 2004, and prospectus supplement, dated January 11, 2005, which were filed on a Current Report on Form 8-K, dated January 13, 2005 (Commission File No. 0-23108) are incorporated herein by reference; provided, however, that series issued prior to November 3, 2004 are not eligible for allocations or reallocations of interchange and accordingly risks and other disclosures related to interchange are not relevant to the certificates of such series:

•	“Risk Factors” on pages S-15 to S-22 of the prospectus supplement;

•	“The Discover Card Business” on pages S-23 to S-27 of the prospectus supplement;

•	“The Accounts – Billing and Payments” on pages S-27 and S-28 of the prospectus supplement;

•	“Composition and Historical Performance of the Discover Card Portfolio” on pages S-31 to S-36 of the prospectus supplement;

•	“The Trust” on pages 14 and 15 of the prospectus;

•	“The Trust – Addition of Accounts” on pages 16 to 18 of the prospectus;

•	“The Trust – Removal of Accounts” on page 18 of the prospectus;

•	“The Certificates” on pages 18 and 19 of the prospectus;

•	“The Certificates – Collections” on pages 21 to 23 of the prospectus;

•	“The Certificates – Class Percentages and Seller Percentage” on page 23 of the prospectus;

•	“The Certificates – Repurchase of Trust Portfolio” on pages 25 and 26 of the prospectus;

•	“The Certificates – Repurchase of Specified Receivables” on pages 26 and 27 of the prospectus;

•	“The Certificates – Amendments” on pages 29 and 30 of the prospectus;

•	“Servicing – Evidence as to Compliance” on page 38 of the prospectus;

•	“The Seller” on pages 38 to 41 of the prospectus;

•	“Certain Legal Matters Relating to the Receivables” on pages 41 and 42 of the prospectus;

•	“Experts” on page 56 of the prospectus; and

•	“Glossary of Terms – Receivable Repurchase Event” on page 62 of the prospectus.

               (b)      Reports on Form 8-K.

               Current Reports on Form 8-K are filed on or about the distribution date each month (typically the 15th of the month) with respect to each series of certificates issued by the Trust. The reports include as exhibits the MONTHLY CERTIFICATEHOLDERS’ STATEMENTS and were filed on December 15, 2003, January 15, 2004, February 17, 2004, March 15, 2004, April 15, 2004, May 17, 2004, June 15, 2004, July 15, 2004, August 16, 2004, September 15, 2004, October 15, 2004, November 15, 2004, December 21, 2004, January 18, 2005, and February 15, 2005.

               Current Reports on Form 8-K were also filed on the following dates with respect to the events indicated:

•	December 2, 2003 (election to delay commencement of Series 1999-6 Accumulation Period and Series 2002-1 Accumulation Period)

•	December 19, 2003 (distribution to investors of a series term sheet with respect to Series 2003-4)

•	December 29, 2003 (distribution to investors of a prospectus supplement and prospectus with respect to Series 2003-4)

•	December 29, 2003 (delivery of certain opinions regarding legality and tax matters with respect to Series 2003-4)

•	January 5, 2004 (issuance of Series 2003-4 Certificates)

•	January 5, 2004 (election to delay commencement of Series 1995-1 Accumulation Period and Series 2000-1 Accumulation Period)

•	February 2, 2004 (addition of Accounts to the trust)

•	February 3, 2004 (election to delay commencement of Series 2000-2 Accumulation Period)

•	March 1, 2004 (election to delay commencement of Series 1997-3 Accumulation Period)

•	April 1, 2004 (election to delay commencement of Series 2000-5 Accumulation Period and Series 2002-5 Accumulation Period)

•	June 1, 2004 (election to delay commencement of Series 2000-6 Accumulation Period, Series 1999-6 Accumulation Period, and Series 2002-1 Accumulation Period)

•	July 1, 2004 (election to delay commencement of Series 2000-1 Accumulation Period)

•	August 2, 2004 (election to delay commencement of Series 2000-2 Accumulation Period)

•	September 2, 2004 (election to delay commencement of Series 2002-4 Accumulation Period and Series 2003-1, Subseries 1 Accumulation Period)

•	September 30, 2004 (election to delay commencement of Series 2000-5 Accumulation Period)

•	October 26, 2004 (distribution to investors of a series term sheet with respect to Series 2004-1)

•	October 29, 2004 (distribution to investors of prospectus supplement and prospectus with respect to Series 2004-1)

•	October 29, 2004 (delivery of certain opinions regarding legality and tax matters with respect to Series 2004-1, form of Amended and Restated Pooling and Servicing Agreement, and form of Series Supplement)

•	November 5, 2004 (issuance of Series 2004-1 Certificates)

•	November 19, 2004 (distribution to investors of a series term sheet with respect to Series 2004-2)

•	November 30, 2004 (distribution to investors of a prospectus supplement and prospectus with respect to Series 2004-2)

•	November 30, 2004 (delivery of certain opinions regarding legality and tax matters with respect to Series 2004-2)

•	December 1, 2004 (election to delay commencement of Series 2000-6 Accumulation Period, Series 2000-9 Accumulation Period, and 2001-2 Accumulation Period)

•	December 3, 2004 (issuance of Series 2004-2 Certificates)

•	January 4, 2005 (election to delay commencement of Series 1996-3 Accumulation Period)

•	January 11, 2005 (distribution to investors of a series term sheet with respect to Series 2005-1)

•	January 13, 2005 (distribution to investors of a prospectus supplement and prospectus with respect to Series 2005-1)

•	January 14, 2005 (delivery of certain opinions regarding legality and tax matters with respect to Series 2005-1)

•	January 19, 2005 (issuance of Series 2005-1 Certificates)

•	February 1, 2005 (election to delay commencement of Series 2001-3 Accumulation Period)

SIGNATURES

               Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Discover Card Master Trust I
(Registrant)
By: Discover Bank
(Originator of the Trust)

Dated: February 23, 2005	By:	/s/Michael F. Rickert

Michael F. Rickert
Vice President, Chief Accounting Officer
and Treasurer

EXHIBIT INDEX

Exhibit No.

23.	Consent of Deloitte & Touche LLP.

31.	Certification of Officer of Master Servicer.

99.	(A) 2004 ANNUAL AGGREGATE REPORT prepared by the Servicer (relating to the distribution dates occurring between December 1, 2003 and November 30, 2004). This aggregate report does not reflect distributions that have occurred since November 30, 2004. Collections and allocations for November 2004, including Interchange, are reflected in the Current Report on Form 8-K for the distribution date that occurred on December 15, 2004.

(B)	ANNUAL REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – Internal Control pursuant to Section 3.08 of the Pooling and Servicing Agreement.

(C)	ANNUAL REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – Compliance pursuant to Section 3.08 of the Pooling and Servicing Agreement.

(D)	MANAGEMENT’S REPORT ON INTERNAL CONTROL AND COMPLIANCE WITH MINIMUM SERVICING STANDARDS.

(E)	DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the registrant’s prospectus, dated November 18, 2004, and prospectus supplement, dated January 11, 2005, which were filed on a Current Report on Form 8-K, dated January 13, 2005 (Commission File No. 0-23108) are incorporated herein by reference; provided, however, that series issued prior to November 3, 2004 are not eligible for allocations or reallocations of interchange and accordingly risks and other disclosures related to interchange are not relevant to the certificates of such series:

•	“Risk Factors” on pages S-15 to S-22 of the prospectus supplement;

•	“The Discover Card Business” on pages S-23 to S-27 of the prospectus supplement;

•	“The Accounts – Billing and Payments” on pages S-27 and S-28 of the prospectus supplement;

•	“Composition and Historical Performance of the Discover Card Portfolio” on pages S-31 to S-36 of the prospectus supplement;

•	“The Trust” on pages 14 and 15 of the prospectus;

•	“The Trust – Addition of Accounts” on pages 16 to 18 of the prospectus;

•	“The Trust – Removal of Accounts” on page 18 of the prospectus;

•	“The Certificates” on pages 18 and 19 of the prospectus;

•	“The Certificates – Collections” on pages 21 to 23 of the prospectus;

•	“The Certificates – Class Percentages and Seller Percentage” on page 23 of the prospectus;

•	“The Certificates – Repurchase of Trust Portfolio” on pages 25 and 26 of the prospectus;

•	“The Certificates – Repurchase of Specified Receivables” on pages 26 and 27 of the prospectus;

•	“The Certificates – Amendments” on pages 29 and 30 of the prospectus;

•	“Servicing – Evidence as to Compliance” on page 38 of the prospectus;

•	“The Seller” on pages 38 to 41 of the prospectus;

•	“Certain Legal Matters Relating to the Receivables” on pages 41 and 42 of the prospectus;

•	“Experts” on page 56 of the prospectus; and

•	“Glossary of Terms – Receivable Repurchase Event” on page 62 of the prospectus.