Form 10-K
period 2007-11-30
DISCOVER CARD MASTER TRUST I
filed 2008-02-21
CIK 894329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-23108 (issuing entity)

Commission file number 033-54804 (depositor and sponsor)

DISCOVER CARD MASTER TRUST I

(Exact name of issuing entity as specified in its charter)

DISCOVER BANK

(Exact name of depositor and sponsor as specified in its charter)

Delaware	51-0020270
(State of Organization)	(I.R.S. Employer Identification No.)

c/o Discover Bank 12 Read’s Way New Castle, Delaware	19720
(Address of principal executive offices)	(Zip Code)

Depositor’s telephone number, including area code: (302) 323-7434

Securities registered pursuant to Section 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered
None	Not Applicable

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

ii

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

iii

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1.	Business

Item 1A.	Risk Factors

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 1B.	Unresolved Staff Comments

Not Applicable

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b)	of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

Not Applicable.

Item 1114(b)(2)	of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).

Not Applicable.

Item 1115(b)	of Regulation AB. Certain Derivatives Instruments (Financial Information).

Not Applicable.

Item 1117	of Regulation AB. Legal Proceedings.

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

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchaser of Equity Securities.

Item 6.	Selected Financial Data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A.	Controls and Procedures.

Item 9A (T).	Controls and Procedures.

Not Applicable.

Item 9B.	Other Information.

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119	of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119. This information has been provided previously in a prospectus, dated January 9, 2008, filed by the Trust, pursuant to Rule 424(b)(2) of the Securities Act of 1933, on January 11, 2008.

Item 1122	of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Discover Bank, DFS Services LLC, the Trustee and, for the period commencing January 1, 2007 through November 30, 2007, Discover Products Inc. (“DPI”) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Trust’s fiscal year ending November 30, 2007, which Reports on Assessment are attached as exhibits to this Form 10-K. The Report on Assessment of DPI only addresses compliance for the period commencing January 1, 2007, the effective date of DPI’s servicing agreement with Discover Bank, through November 30, 2007. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

Item 1123	of Regulation AB. Servicer Compliance Statement.

Each of Discover Bank, DFS Services LLC, the Trustee and, for the period commencing January 1, 2007 through November 30, 2007, DPI has been identified by the registrant as a servicer during the reporting period with respect to the pool assets held by the Trust. Each of Discover Bank, DFS Services LLC and DPI has provided a Compliance Statement, signed by an authorized officer, and each such Compliance Statement is attached as an exhibit to this Form 10-K. The Compliance Statement of DPI only addresses compliance for the period commencing January 1, 2007, the effective date of DPI’s servicing agreement with Discover Bank, through November 30, 2007.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed as Part of this Report

(1)	Not Applicable.

(2)	Not Applicable.

(3)	See Item 15 (b), below.

(b)	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION

4.1	Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of November 3, 2004 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on October 29, 2004).

4.2	First Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of January 4, 2006, and Global Amendment to Certain Series Supplements thereto (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on January 9, 2006).

4.3	Second Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of March 30, 2006 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on April 5, 2006).

4.4	Third Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.5	Fourth Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of December 18, 2007 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on December 18, 2007).

4.6.1	Series Supplement with respect to Series 1996-4 between Greenwood Trust Company as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and form of Class B Certificate, dated as of April 30, 1996 (the “Series 1996-4 Supplement”) (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on May 1, 1996).

4.6.2	First Amendment to the Series 1996-4 Supplement, between Greenwood Trust Company as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, dated as of May 15, 1998 (incorporated by reference to Exhibit 4.12 to the Trust’s Current Report on Form 8-K filed on June 2, 1998).

4.6.3	Series Supplement with respect to Series 2001-1 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and form of Class B Certificate, dated as of January 4, 2001 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on January 9, 2001).

4.6.4	Series Supplement with respect to Series 2003-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of February 18, 2003 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on February 18, 2003).

4.6.5	First Amendment to the Series Supplement with respect to Series 2003-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of March 17, 2003 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on March 18, 2003).

4.6.6	Series Supplement with respect to Series 2003-3 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of March 25, 2003 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on March 27, 2003).

4.6.7	Series Supplement with respect to Series 2003-4 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate and a form of Class B, Subseries 2 Certificate dated as of December 30, 2003 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on January 5, 2004).

4.6.8	Series Supplement with respect to Series 2004-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate and a form of Class B, Subseries 2 Certificate dated as of December 2, 2004 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on December 3, 2004).

4.6.9	Series Supplement with respect to Series 2005-1 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of January 18, 2005 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on January 19, 2005).

4.6.10	Series Supplement with respect to Series 2005-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of October 13, 2005 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on October 14, 2005).

4.6.11	Series Supplement with respect to Series 2005-3 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of November 30, 2005 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on November 30, 2005).

4.6.12	Series Supplement with respect to Series 2005-4 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate and a form of Class B, Subseries 2 Certificate, dated as of December 16, 2005 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on December 16, 2005).

4.6.13	Series Supplement with respect to Series 2006-1 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate and a form of Class B, Subseries 2 Certificate, dated as of February 28, 2006 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on February 28, 2006).

4.6.14	Series Supplement with respect to Series 2006-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate, a form of Class B, Subseries 2 Certificate, a form of Class A, Subseries 3 Certificate, and a form of Class B, Subseries 3 Certificate, dated as of July 27, 2006 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.6.15	Series Supplement with respect to Series 2006-3 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of October 3, 2006 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on October 3, 2006).

4.6.16	Series Supplement with respect to Series 2007-1 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of February 28, 2007 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on February 28, 2007).

4.6.17	Series Supplement with respect to Series 2007-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of April 4, 2007 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on April 5, 2007).

4.6.18	Series Supplement with respect to Series 2007-3 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate, and a form of Class B, Subseries 2 Certificate, dated as of May 3, 2007 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on May 3, 2007).

4.6.19	Series Supplement for Series 2007-CC between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of July 26, 2007, including the form of collateral certificate (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.7.1	Amended and Restated Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Greenwood Trust Company as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of April 15, 1999, with respect to Series 1996-4 (incorporated by reference to Exhibit 4.13 to the Trust’s Current Report on Form 8-K filed on April 16, 1999).

4.7.2	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of January 4, 2001, with respect to Series 2001-1 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on January 9, 2001).

4.7.3	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of February 18, 2003, with respect to Series 2003-2 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on February 18, 2003).

4.7.4	Amended and Restated Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of March 17, 2003, with respect to Series 2003-2 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on March 18, 2003).

4.7.5	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of March 25, 2003, with respect to Series 2003-3 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on March 27, 2003).

4.7.6	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 30, 2003, with respect to Series 2003-4, Subseries 1 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on January 5, 2004).

4.7.7	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 30, 2003, with respect to Series 2003-4, Subseries 2 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on January 5, 2004).

4.7.8	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 2, 2004, with respect to Series 2004-2, Subseries 2 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on December 3, 2004).

4.7.9	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of January 18, 2005, with respect to Series 2005-1 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on January 19, 2005).

4.7.10	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of October 13, 2005, with respect to Series 2005-2 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on October 14, 2005).

4.7.11	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of November 30, 2005, with respect to Series 2005-3 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on November 30, 2005).

4.7.12	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 16, 2005, with respect to Series 2005-4, Subseries 1 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on December 16, 2005).

4.7.13	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 16, 2005, with respect to Series 2005-4, Subseries 2 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on December 16, 2005).

4.7.14	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of February 28, 2006, with respect to Series 2006-1, Subseries 1 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on February 28, 2006).

4.7.15	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of February 28, 2006, with respect to Series 2006-1, Subseries 2 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on February 28, 2006).

4.7.16	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of July 27, 2006, with respect to Series 2006-2, Subseries 1 (incorporated by reference to Exhibit 4.5 to the Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.7.17	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of July 27, 2006, with respect to Series 2006-2, Subseries 2 (incorporated by reference to Exhibit 4.6 to the Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.7.18	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of July 27, 2006, with respect to Series 2006-2, Subseries 3 (incorporated by reference to Exhibit 4.7 to the Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.7.19	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of October 3, 2006, with respect to Series 2006-3 (incorporated by reference to Exhibit 4.5 to the Trust’s Current Report on Form 8-K filed on October 3, 2006).

4.7.20	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of February 28, 2007, with respect to Series 2007-1 (incorporated by reference to Exhibit 4.5 to the Trust’s Current Report on Form 8-K filed on February 28, 2007).

4.7.21	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of April 4, 2007, with respect to Series 2007-2 (incorporated by reference to Exhibit 4.5 to the Trust’s Current Report on Form 8-K filed on April 5, 2007).

4.7.22	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of May 3, 2007, with respect to Series 2007-3, Subseries 1 (incorporated by reference to Exhibit 4.5 to the Trust’s Current Report on Form 8-K filed on May 3, 2007).

4.7.23	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of May 3, 2007, with respect to Series 2007-3, Subseries 2 (incorporated by reference to Exhibit 4.6 to the Trust’s Current Report on Form 8-K filed on May 3, 2007).

10.1	Amended and Restated Servicing Agreement, dated as of January 1, 2007, by and between Discover Financial Services LLC and Discover Bank (incorporated by reference to Exhibit 10.1 of the Trust’s Current Report on Form 8-K filed on February 14, 2007).

10.2	Servicing Agreement, dated as of January 1, 2007, by and between Discover Products Inc. and Discover Bank (incorporated by reference to Exhibit 10.2 of the Trust’s Current Report on Form 8-K filed on February 14, 2007).

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Rule 13a–14(a)/15d–14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Bank for the year ended November 30, 2007.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Financial Services LLC for the year ended November 30, 2007.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Products Inc. for the eleven months ended November 30, 2007.

33.4	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2007.

34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Bank for the year ended November 30, 2007.

34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Financial Services LLC for the year ended November 30, 2007.

34.3	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Products Inc. for the eleven months ended November 30, 2007.

34.4	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2007.

35.1	Servicer Compliance Statement of Discover Bank for the year ended November 30, 2007.

35.2	Servicer Compliance Statement of Discover Financial Services LLC for the year ended November 30, 2007.

35.3	Servicer Compliance Statement of Discover Products Inc. for the eleven months ended November 30, 2007.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Discover Card Master Trust I (Registrant) By: Discover Bank (Depositor, Master Servicer and Servicer)

Dated: February 21, 2008	By:	/s/ Michael F. Rickert
Michael F. Rickert
Vice President, Chief Financial Officer and Treasurer (senior officer of the depositor in charge of securitization)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

4.1	Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of November 3, 2004 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on October 29, 2004).

4.2	First Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of January 4, 2006, and Global Amendment to Certain Series Supplements thereto (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on January 9, 2006).

4.3	Second Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of March 30, 2006 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on April 5, 2006).

4.4	Third Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.5	Fourth Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of December 18, 2007 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on December 18, 2007).

4.6.1	Series Supplement with respect to Series 1996-4 between Greenwood Trust Company as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and form of Class B Certificate, dated as of April 30, 1996 (the “Series 1996-4 Supplement”) (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on May 1, 1996).

4.6.2	First Amendment to the Series 1996-4 Supplement, between Greenwood Trust Company as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, dated as of May 15, 1998 (incorporated by reference to Exhibit 4.12 to the Trust’s Current Report on Form 8-K filed on June 2, 1998).

4.6.3	Series Supplement with respect to Series 2001-1 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and form of Class B Certificate, dated as of January 4, 2001 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on January 9, 2001).

4.6.4	Series Supplement with respect to Series 2003-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of February 18, 2003 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on February 18, 2003).

4.6.5	First Amendment to the Series Supplement with respect to Series 2003-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of March 17, 2003 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on March 18, 2003).

4.6.6	Series Supplement with respect to Series 2003-3 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of March 25, 2003 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on March 27, 2003).

4.6.7	Series Supplement with respect to Series 2003-4 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate and a form of Class B, Subseries 2 Certificate dated as of December 30, 2003 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on January 5, 2004).

4.6.8	Series Supplement with respect to Series 2004-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate and a form of Class B, Subseries 2 Certificate dated as of December 2, 2004 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on December 3, 2004).

4.6.9	Series Supplement with respect to Series 2005-1 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of January 18, 2005 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on January 19, 2005).

4.6.10	Series Supplement with respect to Series 2005-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of October 13, 2005 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on October 14, 2005).

4.6.11	Series Supplement with respect to Series 2005-3 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of November 30, 2005 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on November 30, 2005).

4.6.12	Series Supplement with respect to Series 2005-4 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate and a form of Class B, Subseries 2 Certificate, dated as of December 16, 2005 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on December 16, 2005).

4.6.13	Series Supplement with respect to Series 2006-1 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate and a form of Class B, Subseries 2 Certificate, dated as of February 28, 2006 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on February 28, 2006).

4.6.14	Series Supplement with respect to Series 2006-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate, a form of Class B, Subseries 2 Certificate, a form of Class A, Subseries 3 Certificate, and a form of Class B, Subseries 3 Certificate, dated as of July 27, 2006 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.6.15	Series Supplement with respect to Series 2006-3 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of October 3, 2006 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on October 3, 2006).

4.6.16	Series Supplement with respect to Series 2007-1 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of February 28, 2007 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on February 28, 2007).

4.6.17	Series Supplement with respect to Series 2007-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of April 4, 2007 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on April 5, 2007).

4.6.18	Series Supplement with respect to Series 2007-3 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate, and a form of Class B, Subseries 2 Certificate, dated as of May 3, 2007 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on May 3, 2007).

4.6.19	Series Supplement for Series 2007-CC between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of July 26, 2007, including the form of collateral certificate (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.7.1	Amended and Restated Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Greenwood Trust Company as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of April 15, 1999, with respect to Series 1996-4 (incorporated by reference to Exhibit 4.13 to the Trust’s Current Report on Form 8-K filed on April 16, 1999).

4.7.2	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of January 4, 2001, with respect to Series 2001-1 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on January 9, 2001).

4.7.3	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of February 18, 2003, with respect to Series 2003-2 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on February 18, 2003).

4.7.4	Amended and Restated Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of March 17, 2003, with respect to Series 2003-2 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on March 18, 2003).

4.7.5	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of March 25, 2003, with respect to Series 2003-3 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on March 27, 2003).

4.7.6	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 30, 2003, with respect to Series 2003-4, Subseries 1 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on January 5, 2004).

4.7.7	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 30, 2003, with respect to Series 2003-4, Subseries 2 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on January 5, 2004).

4.7.8	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 2, 2004, with respect to Series 2004-2, Subseries 2 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on December 3, 2004).

4.7.9	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of January 18, 2005, with respect to Series 2005-1 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on January 19, 2005).

4.7.10	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of October 13, 2005, with respect to Series 2005-2 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on October 14, 2005).

4.7.11	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of November 30, 2005, with respect to Series 2005-3 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on November 30, 2005).

4.7.12	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 16, 2005, with respect to Series 2005-4, Subseries 1 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on December 16, 2005).

4.7.13	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 16, 2005, with respect to Series 2005-4, Subseries 2 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on December 16, 2005).

4.7.14	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of February 28, 2006, with respect to Series 2006-1, Subseries 1 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on February 28, 2006).

4.7.15	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of February 28, 2006, with respect to Series 2006-1, Subseries 2 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on February 28, 2006).

4.7.16	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of July 27, 2006, with respect to Series 2006-2, Subseries 1 (incorporated by reference to Exhibit 4.5 to the Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.7.17	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of July 27, 2006, with respect to Series 2006-2, Subseries 2 (incorporated by reference to Exhibit 4.6 to the Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.7.18	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of July 27, 2006, with respect to Series 2006-2, Subseries 3 (incorporated by reference to Exhibit 4.7 to the Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.7.19	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of October 3, 2006, with respect to Series 2006-3 (incorporated by reference to Exhibit 4.5 to the Trust’s Current Report on Form 8-K filed on October 3, 2006).

4.7.20	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of February 28, 2007, with respect to Series 2007-1 (incorporated by reference to Exhibit 4.5 to the Trust’s Current Report on Form 8-K filed on February 28, 2007).

4.7.21	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of April 4, 2007, with respect to Series 2007-2 (incorporated by reference to Exhibit 4.5 to the Trust’s Current Report on Form 8-K filed on April 5, 2007).

4.7.22	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of May 3, 2007, with respect to Series 2007-3, Subseries 1 (incorporated by reference to Exhibit 4.5 to the Trust’s Current Report on Form 8-K filed on May 3, 2007).

4.7.23	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of May 3, 2007, with respect to Series 2007-3, Subseries 2 (incorporated by reference to Exhibit 4.6 to the Trust’s Current Report on Form 8-K filed on May 3, 2007).

10.1	Amended and Restated Servicing Agreement, dated as of January 1, 2007, by and between Discover Financial Services LLC and Discover Bank (incorporated by reference to Exhibit 10.1 of the Trust’s Current Report on Form 8-K filed on February 14, 2007).

10.2	Servicing Agreement, dated as of January 1, 2007, by and between Discover Products Inc. and Discover Bank (incorporated by reference to Exhibit 10.2 of the Trust’s Current Report on Form 8-K filed on February 14, 2007).

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Rule 13a–14(a)/15d–14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Bank for the year ended November 30, 2007.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Financial Services LLC for the year ended November 30, 2007.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Products Inc. for the eleven months ended November 30, 2007.

33.4	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2007.

34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Bank for the year ended November 30, 2007.

34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Financial Services LLC for the year ended November 30, 2007.

34.3	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Products Inc. for the eleven months ended November 30, 2007.

34.4	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2007.

35.1	Servicer Compliance Statement of Discover Bank for the year ended November 30, 2007.

35.2	Servicer Compliance Statement of Discover Financial Services LLC for the year ended November 30, 2007.

35.3	Servicer Compliance Statement of Discover Products Inc. for the eleven months ended November 30, 2007.