Form 10-K/A
period 2008-11-30
DISCOVER CARD MASTER TRUST I
filed 2009-06-29
CIK 894329

UNITED STATES

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

EXPLANATORY NOTE

Discover Card Master Trust I (the “Registrant”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A solely to replace Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2008. Except as noted herein, the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 remains as originally filed with the SEC on February 19, 2008. This Amendment No. 1 does not reflect any subsequent information or events other than the changes referred to above.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Discover Card Master Trust I
(Registrant)

	By:	Discover Bank
(Depositor, Master Servicer and Servicer)

Dated: June 29, 2009	By:	/s/ Christina M. Favilla
Christina M. Favilla
President (senior officer of the depositor in charge of securitization)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
*10.3	Services Agreement, effective as of September 30, 2008, between DFS Services LLC and BancTec, Inc.

*	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

3