Form 10-K/A
period 2008-11-30
DISCOVER CARD MASTER TRUST I
filed 2009-11-24
CIK 894329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Discover Card Master Trust I (the “Registrant”) Discover is filing this Amendment No. 2 to its Annual Report on Form 10-K/A solely to cause Exhibit 10.3 (Services Agreement, effective as of September 30, 2008, between DFS Services LLC and BancTec, Inc.) (the “Exhibit”) to be deemed to be removed from the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2009 and Amendment No. 1 to such Annual Report on Form 10-K/A filed with the SEC on June 29, 2009. Upon further review of the issue, the Registrant, its counsel and BancTec, Inc. have determined that the Exhibit does not constitute a material agreement of the Registrant, should not have been filed, and should be deemed to be removed in its entirety. Except as noted herein, the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 remains as originally filed with the SEC on February 19, 2008. This Amendment No. 2 does not reflect any subsequent information or events other than the changes referred to above.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b)	Exhibit Required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION

4.1	Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of November 3, 2004 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on October 29, 2004).

4.2	First Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of January 4, 2006, and Global Amendment to Certain Series Supplements thereto (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on January 9, 2006).

4.3	Second Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of March 30, 2006 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on April 5, 2006).

4.4	Third Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.5	Fourth Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of December 18, 2007 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on December 18, 2007).

4.6.1	Series Supplement with respect to Series 1996-4 between Greenwood Trust Company as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and form of Class B Certificate, dated as of April 30, 1996 (the “Series 1996-4 Supplement”) (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on May 1, 1996).

4.6.2	First Amendment to the Series 1996-4 Supplement, between Greenwood Trust Company as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, dated as of May 15, 1998 (incorporated by reference to Exhibit 4.12 to the Trust’s Current Report on Form 8-K filed on June 2, 1998).

4.6.3	Series Supplement with respect to Series 2003-3 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of March 25, 2003 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on March 27, 2003).

4.6.4	Series Supplement with respect to Series 2003-4 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate and a form of Class B, Subseries 2 Certificate dated as of December 30, 2003 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on January 5, 2004).

4.6.5	Series Supplement with respect to Series 2004-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate and a form of Class B, Subseries 2 Certificate dated as of December 2, 2004 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on December 3, 2004).

4.6.6	Series Supplement with respect to Series 2005-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of October 13, 2005 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on October 14, 2005).

4.6.7	Series Supplement with respect to Series 2005-4 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate and a form of Class B, Subseries 2 Certificate, dated as of December 16, 2005 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on December 16, 2005).

4.6.8	Series Supplement with respect to Series 2006-1 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate and a form of Class B, Subseries 2 Certificate, dated as of February 28, 2006 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on February 28, 2006).

4.6.9	Series Supplement with respect to Series 2006-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate, a form of Class B, Subseries 2 Certificate, a form of Class A, Subseries 3 Certificate, and a form of Class B, Subseries 3 Certificate, dated as of July 27, 2006 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.6.10	Series Supplement with respect to Series 2006-3 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of October 3, 2006 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on October 3, 2006).

4.6.11	Series Supplement with respect to Series 2007-1 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of February 28, 2007 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on February 28, 2007).

4.6.12	Series Supplement with respect to Series 2007-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of April 4, 2007 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on April 5, 2007).

4.6.13	Series Supplement with respect to Series 2007-3 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate, and a form of Class B, Subseries 2 Certificate, dated as of May 3, 2007 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on May 3, 2007).

4.6.14	Series Supplement for Series 2007-CC between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of July 26, 2007, including the form of collateral certificate (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.7.1	Amended and Restated Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Greenwood Trust Company as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of April 15, 1999, with respect to Series 1996-4 (incorporated by reference to Exhibit 4.13 to the Trust’s Current Report on Form 8-K filed on April 16, 1999).

4.7.2	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of March 25, 2003, with respect to Series 2003-3 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on March 27, 2003).

4.7.3	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 30, 2003, with respect to Series 2003-4, Subseries 2 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on January 5, 2004).

4.7.4	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 2, 2004, with respect to Series 2004-2, Subseries 2 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on December 3, 2004).

4.7.5	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of October 13, 2005, with respect to Series 2005-2 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on October 14, 2005).

4.7.6	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 16, 2005, with respect to Series 2005-4, Subseries 1 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on December 16, 2005).

4.7.7	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 16, 2005, with respect to Series 2005-4, Subseries 2 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on December 16, 2005).

4.7.8	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of February 28, 2006, with respect to Series 2006-1, Subseries 1 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on February 28, 2006).

4.7.9	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of February 28, 2006, with respect to Series 2006-1, Subseries 2 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on February 28, 2006).

4.7.10	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of July 27, 2006, with respect to Series 2006-2, Subseries 1 (incorporated by reference to Exhibit 4.5 to the Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.7.11	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of July 27, 2006, with respect to Series 2006-2, Subseries 2 (incorporated by reference to Exhibit 4.6 to the Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.7.12	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of July 27, 2006, with respect to Series 2006-2, Subseries 3 (incorporated by reference to Exhibit 4.7 to the Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.7.13	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of October 3, 2006, with respect to Series 2006-3 (incorporated by reference to Exhibit 4.5 to the Trust’s Current Report on Form 8-K filed on October 3, 2006).

4.7.14	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of February 28, 2007, with respect to Series 2007-1 (incorporated by reference to Exhibit 4.5 to the Trust’s Current Report on Form 8-K filed on February 28, 2007).

4.7.15	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of April 4, 2007, with respect to Series 2007-2 (incorporated by reference to Exhibit 4.5 to the Trust’s Current Report on Form 8-K filed on April 5, 2007).

4.7.16	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of May 3, 2007, with respect to Series 2007-3, Subseries 1 (incorporated by reference to Exhibit 4.5 to the Trust’s Current Report on Form 8-K filed on May 3, 2007).

4.7.17	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of May 3, 2007, with respect to Series 2007-3, Subseries 2 (incorporated by reference to Exhibit 4.6 to the Trust’s Current Report on Form 8-K filed on May 3, 2007).

10.1	Amended and Restated Servicing Agreement, dated as of January 1, 2007, by and between Discover Financial Services LLC and Discover Bank (incorporated by reference to Exhibit 10.1 of the Trust’s Current Report on Form 8-K filed on February 14, 2007).

10.2	Servicing Agreement, dated as of January 1, 2007, by and between Discover Products Inc. and Discover Bank (incorporated by reference to Exhibit 10.2 of the Trust’s Current Report on Form 8-K filed on February 14, 2007).

23.1	Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23.1 of the Trust’s Annual Report on Form 10-K filed on February 19, 2009).

23.2	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.2 of the Trust’s Annual Report on Form 10-K filed on February 19, 2009).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification) (incorporated by reference to Exhibit 31.1 of the Trust’s Annual Report on Form 10-K filed on February 19, 2009).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Bank for the year ended November 30, 2008 (incorporated by reference to Exhibit 33.1 of the Trust’s Annual Report on Form 10-K filed on February 19, 2009).

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Financial Services LLC for the year ended November 30, 2008 (incorporated by reference to Exhibit 33.2 of the Trust’s Annual Report on Form 10-K filed on February 19, 2009).

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Products Inc. for the year ended November 30, 2008 (incorporated by reference to Exhibit 33.1 of the Trust’s Annual Report on Form 10-K filed on February 19, 2009).

33.4	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2008 (incorporated by reference to Exhibit 33.4 of the Trust’s Annual Report on Form 10-K filed on February 19, 2009).

34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Bank for the year ended November 30, 2008 (incorporated by reference to Exhibit 34.1 of the Trust’s Annual Report on Form 10-K filed on February 19, 2009).

34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Financial Services LLC for the year ended November 30, 2008 (incorporated by reference to Exhibit 34.2 of the Trust’s Annual Report on Form 10-K filed on February 19, 2009).

34.3	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Products Inc. for the year ended November 30, 2008 (incorporated by reference to Exhibit 34.3 of the Trust’s Annual Report on Form 10-K filed on February 19, 2009).

34.4	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2008 (incorporated by reference to Exhibit 34.4 of the Trust’s Annual Report on Form 10-K filed on February 19, 2009).

35.1	Servicer Compliance Statement of Discover Bank for the year ended November 30, 2008 (incorporated by reference to Exhibit 35.1 of the Trust’s Annual Report on Form 10-K filed on February 19, 2009).

35.2	Servicer Compliance Statement of Discover Financial Services LLC for the year ended November 30, 2008 (incorporated by reference to Exhibit 35.2 of the Trust’s Annual Report on Form 10-K filed on February 19, 2009).

35.3	Servicer Compliance Statement of Discover Products Inc. for the year ended November 30, 2008 (incorporated by reference to Exhibit 35.3 of the Trust’s Annual Report on Form 10-K filed on February 19, 2009).

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Discover Card Master Trust I (Registrant) By: Discover Bank (Depositor, Master Servicer and Servicer)

Dated: November 24, 2009	By:	/s/ Michael F. Rickert
Michael F. Rickert
Vice President, Chief Financial Officer and Treasurer (senior officer of the depositor in charge of securitization)