Form 10-K
period 2009-11-30
DISCOVER CARD MASTER TRUST I
filed 2010-02-26
CIK 894329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2009

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

Depositor’s telephone number, including area code: (302) 323-7315

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

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 14. Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119. This information has been provided previously in a prospectus, dated January 26, 2010, filed by the Trust, pursuant to Rule 424(b)(2) of the Securities Act of 1933, on January 28, 2010.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Discover Bank, DFS Services LLC, Discover Products Inc., BancTec, Inc. and U.S. Bank National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Trust’s fiscal year ending November 30, 2009, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria applicable to such Servicing Participant described in the related Report on Assessment.

Item 1123 of Regulation AB. Servicer Compliance Statement.

Each of Discover Bank, DFS Services LLC, Discover Products Inc. and BancTec, Inc. has been identified by the registrant as a servicer during the reporting period with respect to the pool assets held by the Trust. Each of Discover Bank, DFS Services LLC, Discover Products Inc. and BancTec, Inc. has provided a statement of compliance (each, a “Compliance Statement”), signed by an authorized officer, and each such Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed as Part of this Report

(1)	Not Applicable.

(2)	Not Applicable.

(3)	See Item 15 (b), below.

(b)	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION
4.1	Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of November 3, 2004 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on October 29, 2004).

4.2	First Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of January 4, 2006, and Global Amendment to Certain Series Supplements thereto (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on January 9, 2006).

4.3	Second Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of March 30, 2006 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on April 5, 2006).

4.4	Third Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.5	Fourth Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of December 18, 2007 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on December 18, 2007).

4.6	Fifth Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of July 24, 2009 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K/A filed on September 21, 2009).

4.7.1	Amended and Restated Series Supplement with respect to Series 1996-4 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and form of Class B Certificate, dated as of July 31, 2009 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on August 5, 2009).

4.7.2	Amended and Restated Series Supplement with respect to Series 2003-3 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of July 31, 2009 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on August 5, 2009).

4.7.3	Amended and Restated Series Supplement with respect to Series 2003-4 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 2 Certificate and a form of Class B, Subseries 2 Certificate dated as of July 31, 2009 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on August 5, 2009).

4.7.4	Series Supplement with respect to Series 2005-4 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate and a form of Class B, Subseries 2 Certificate, dated as of December 16, 2005 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on December 16, 2005).

4.7.5	Series Supplement with respect to Series 2006-1 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate and a form of Class B, Subseries 2 Certificate, dated as of February 28, 2006 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on February 28, 2006).

4.7.6	Series Supplement with respect to Series 2006-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate, a form of Class B, Subseries 2 Certificate, a form of Class A, Subseries 3 Certificate, and a form of Class B, Subseries 3 Certificate, dated as of July 27, 2006 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.7.7	Series Supplement with respect to Series 2006-3 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of October 3, 2006 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on October 3, 2006).

4.7.8	Series Supplement with respect to Series 2007-1 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of February 28, 2007 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on February 28, 2007).

4.7.9	Series Supplement with respect to Series 2007-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of April 4, 2007 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on April 5, 2007).

4.7.10	Series Supplement with respect to Series 2007-3 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate, and a form of Class B, Subseries 2 Certificate, dated as of May 3, 2007 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on May 3, 2007).

4.7.11	Omnibus Amendment to Certain Series Supplements between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, dated as of July 31, 2009 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on August 5, 2009).

4.7.12	Series Supplement for Series 2007-CC between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of July 26, 2007, including the form of collateral certificate (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.7.13	Series Supplement for Series 2009-CE between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of July 24, 2009 (incorporated by reference to Exhibit 4.2 to Trust’s Current Report on Form 8-K filed on July 27, 2009), as supplemented by the Series Term Sheet with respect to Series 2009-CE, dated as of July 24, 2009, as amended on January 13, 2010 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on January 13, 2009).

4.7.14	Series Supplement for Series 2009-SD between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of September 23, 2009 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on September 24, 2009).

4.7.15	First Amendment to Series Supplement for 2009-SD between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of January 13, 2010 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on January 13, 2010).

4.8.1	Amended and Restated Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Greenwood Trust Company as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of April 15, 1999, with respect to Series 1996-4 (incorporated by reference to Exhibit 4.13 to the Trust’s Current Report on Form 8-K filed on April 16, 1999).

4.8.2	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of March 25, 2003, with respect to Series 2003-3 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on March 27, 2003).

4.8.3	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 30, 2003, with respect to Series 2003-4, Subseries 2 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on January 5, 2004).

4.8.4	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 16, 2005, with respect to Series 2005-4, Subseries 1 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on December 16, 2005).

4.8.5	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 16, 2005, with respect to Series 2005-4, Subseries 2 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on December 16, 2005).

4.8.6	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of February 28, 2006, with respect to Series 2006-1, Subseries 2 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on February 28, 2006).

4.8.7	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of July 27, 2006, with respect to Series 2006-2, Subseries 2 (incorporated by reference to Exhibit 4.6 to the Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.8.8	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of July 27, 2006, with respect to Series 2006-2, Subseries 3 (incorporated by reference to Exhibit 4.7 to the Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.8.9	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of October 3, 2006, with respect to Series 2006-3 (incorporated by reference to Exhibit 4.5 to the Trust’s Current Report on Form 8-K filed on October 3, 2006).

4.8.10	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover

Receivables Financing Corporation as Credit Enhancement Provider, dated as of February 28, 2007, with respect to Series 2007-1 (incorporated by reference to Exhibit 4.5 to the Trust’s Current Report on Form 8-K filed on February 28, 2007).

4.8.11	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of April 4, 2007, with respect to Series 2007-2 (incorporated by reference to Exhibit 4.5 to the Trust’s Current Report on Form 8-K filed on April 5, 2007).

4.8.12	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of May 3, 2007, with respect to Series 2007-3, Subseries 1 (incorporated by reference to Exhibit 4.5 to the Trust’s Current Report on Form 8-K filed on May 3, 2007).

4.8.13	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of May 3, 2007, with respect to Series 2007-3, Subseries 2 (incorporated by reference to Exhibit 4.6 to the Trust’s Current Report on Form 8-K filed on May 3, 2007).

10.1	Amended and Restated Servicing Agreement, dated as of January 1, 2007, by and between Discover Financial Services LLC and Discover Bank (incorporated by reference to Exhibit 10.1 of the Trust’s Current Report on Form 8-K filed on February 14, 2007).

10.2	Servicing Agreement, dated as of January 1, 2007, by and between Discover Products Inc. and Discover Bank (incorporated by reference to Exhibit 10.2 of the Trust’s Current Report on Form 8-K filed on February 14, 2007).

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ernst & Young LLP.

23.3	Consent of Grant Thornton LLP.

31.1	Rule 13a–14(a)/15d–14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Bank for the year ended November 30, 2009.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Financial Services LLC for the year ended November 30, 2009.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Products Inc. for the year ended November 30, 2009.

33.4	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of BancTec, Inc. for the year ended November 30, 2009.

33.5	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2009.

34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Bank for the year ended November 30, 2009.

34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Financial Services LLC for the year ended November 30, 2009.

34.3	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Products Inc. for the year ended November 30, 2009.

34.4	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of BancTec, Inc. for the year ended November 30, 2009.

34.5	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2009.

35.1	Servicer Compliance Statement of Discover Bank for the year ended November 30, 2009.

35.2	Servicer Compliance Statement of Discover Financial Services LLC for the year ended November 30, 2009.

35.3	Servicer Compliance Statement of Discover Products Inc. for the year ended November 30, 2009.

35.4	Servicer Compliance Statement of BancTec, Inc. for the year ended November 30, 2009.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Discover Card Master Trust I (Registrant)

By: Discover Bank
(Depositor, Master Servicer and Servicer)

Dated: February 25, 2010	By:	/s/ Michael F. Rickert
Michael F. Rickert
Vice President, Chief Financial Officer and Treasurer (senior officer of the depositor in charge of securitization)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
4.1	Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of November 3, 2004 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on October 29, 2004).

4.2	First Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of January 4, 2006, and Global Amendment to Certain Series Supplements thereto (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on January 9, 2006).

4.3	Second Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of March 30, 2006 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on April 5, 2006).

4.4	Third Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.5	Fourth Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of December 18, 2007 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on December 18, 2007).

4.6	Fifth Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of July 24, 2009 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K/A filed on September 21, 2009).

4.7.1	Amended and Restated Series Supplement with respect to Series 1996-4 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and form of Class B Certificate, dated as of July 31, 2009 (the “Series 1996-4 Supplement”) (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on August 5, 2009).

4.7.2	Amended and Restated Series Supplement with respect to Series 2003-3 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of July 31, 2009 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on August 5, 2009).

4.7.3	Amended and Restated Series Supplement with respect to Series 2003-4 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 2 Certificate and a form of Class B, Subseries 2 Certificate dated as of July 31, 2009 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on August 5, 2009).

4.7.4	Series Supplement with respect to Series 2005-4 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate and a form of Class B, Subseries 2 Certificate, dated as of December 16, 2005 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on December 16, 2005).

4.7.5	Series Supplement with respect to Series 2006-1 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate and a form of Class B, Subseries 2 Certificate, dated as of February 28, 2006 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on February 28, 2006).

4.7.6	Series Supplement with respect to Series 2006-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate, a form of Class B, Subseries 2 Certificate, a form of Class A, Subseries 3 Certificate, and a form of Class B, Subseries 3 Certificate, dated as of July 27, 2006 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.7.7	Series Supplement with respect to Series 2006-3 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of October 3, 2006 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on October 3, 2006).

4.7.8	Series Supplement with respect to Series 2007-1 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of February 28, 2007 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on February 28, 2007).

4.7.9	Series Supplement with respect to Series 2007-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of April 4, 2007 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on April 5, 2007).

4.7.10	Series Supplement with respect to Series 2007-3 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate, and a form of Class B, Subseries 2 Certificate, dated as of May 3, 2007 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on May 3, 2007).

4.7.11	Omnibus Amendment to Certain Series Supplements between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, dated as of July 31, 2009 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on August 5, 2009).

4.7.12	Series Supplement for Series 2007-CC between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of July 26, 2007, including the form of collateral certificate (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.7.13	Series Supplement for Series 2009-CE between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of July 24, 2009 (incorporated by reference to Exhibit 4.2 to Trust’s Current Report on Form 8-K filed on July 27, 2009), as supplemented by the Series Term Sheet with respect to Series 2009-CE, dated as of July 24, 2009, as amended on January 13, 2010 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on January 13, 2009).

4.7.14	Series Supplement for Series 2009-SD between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of September 23, 2009 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on September 24, 2009).

4.7.15	First Amendment to Series Supplement for 2009-SD between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of January 13, 2010 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on January 13, 2010).

4.8.1	Amended and Restated Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Greenwood Trust Company as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of April 15, 1999, with respect to Series 1996-4 (incorporated by reference to Exhibit 4.13 to the Trust’s Current Report on Form 8-K filed on April 16, 1999).

4.8.2	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of March 25, 2003, with respect to Series 2003-3 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on March 27, 2003).

4.8.3	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 30, 2003, with respect to Series 2003-4, Subseries 2 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on January 5, 2004).

4.8.4	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 16, 2005, with respect to Series 2005-4, Subseries 1 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on December 16, 2005).

4.8.5	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover

Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 16, 2005, with respect to Series 2005-4, Subseries 2 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on December 16, 2005).

4.8.6	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of February 28, 2006, with respect to Series 2006-1, Subseries 2 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on February 28, 2006).

4.8.7	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of July 27, 2006, with respect to Series 2006-2, Subseries 2 (incorporated by reference to Exhibit 4.6 to the Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.8.8	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of July 27, 2006, with respect to Series 2006-2, Subseries 3 (incorporated by reference to Exhibit 4.7 to the Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.8.9	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of October 3, 2006, with respect to Series 2006-3 (incorporated by reference to Exhibit 4.5 to the Trust’s Current Report on Form 8-K filed on October 3, 2006).

4.8.10	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of February 28, 2007, with respect to Series 2007-1 (incorporated by reference to Exhibit 4.5 to the Trust’s Current Report on Form 8-K filed on February 28, 2007).

4.8.11	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of April 4, 2007, with respect to Series 2007-2 (incorporated by reference to Exhibit 4.5 to the Trust’s Current Report on Form 8-K filed on April 5, 2007).

4.8.12	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of May 3, 2007, with respect to Series 2007-3, Subseries 1 (incorporated by reference to Exhibit 4.5 to the Trust’s Current Report on Form 8-K filed on May 3, 2007).

4.8.13	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of May 3, 2007, with respect to Series 2007-3, Subseries 2 (incorporated by reference to Exhibit 4.6 to the Trust’s Current Report on Form 8-K filed on May 3, 2007).

10.1	Amended and Restated Servicing Agreement, dated as of January 1, 2007, by and between Discover Financial Services LLC and Discover Bank (incorporated by reference to Exhibit 10.1 of the Trust’s Current Report on Form 8-K filed on February 14, 2007).

10.2	Servicing Agreement, dated as of January 1, 2007, by and between Discover Products Inc. and Discover Bank (incorporated by reference to Exhibit 10.2 of the Trust’s Current Report on Form 8-K filed on February 14, 2007).

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ernst & Young LLP.

23.3	Consent of Grant Thornton LLP.

31.1	Rule 13a–14(a)/15d–14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Bank for the year ended November 30, 2009.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Financial Services LLC for the year ended November 30, 2009.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Products Inc. for the year ended November 30, 2009.

33.4	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of BancTec, Inc. for the year ended November 30, 2009.

33.5	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2009.

34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Bank for the year ended November 30, 2009.

34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Financial Services LLC for the year ended November 30, 2009.

34.3	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Products Inc. for the year ended November 30, 2009.

34.4	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of BancTec, Inc. for the year ended November 30, 2009.

34.5	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2009.

35.1	Servicer Compliance Statement of Discover Bank for the year ended November 30, 2009.

35.2	Servicer Compliance Statement of Discover Financial Services LLC for the year ended November 30, 2009.

35.3	Servicer Compliance Statement of Discover Products Inc. for the year ended November 30, 2009.

35.4	Servicer Compliance Statement of BancTec, Inc. for the year ended November 30, 2009.