Form 10-K
period 2010-11-30
DISCOVER CARD MASTER TRUST I
filed 2011-02-17
CIK 894329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2010

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

Yes  ☐        No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

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

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

ii

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1. Business.

Item 1A. Risk Factors.

Item 2. Properties.

Item 3. Legal Proceedings.

Item 4. [Removed and Reserved.]

Item 1B. Unresolved Staff Comments.

Not Applicable.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

Not Applicable.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers) (Financial Information).

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 14. Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Discover Bank, which acts as seller/depositor for Discover Card Master Trust I (the “Master Trust”), depositor and beneficiary for Discover Card Execution Note Trust (the “Note Issuance Trust”) and the sponsor of their securitizations, is a wholly owned subsidiary of Discover Financial Services. Discover Financial Services acquired Discover Bank in January 1985. Discover Bank and the trustee for the Master Trust formed the Master Trust in October 1993. Discover Bank originates and has transferred to the Master Trust, since its formation, the credit card receivables generated under certain designated Discover card accounts. Discover Bank and the owner trustee formed the Note Issuance Trust on July 2, 2007. Discover Bank transferred an undivided interest in the receivables and other assets of the Master Trust, represented by the collateral certificate, to the Note Issuance Trust to support the issuance of notes on July 26, 2007.

Discover Bank acts as master servicer for the Master Trust and is currently the only servicer under the Pooling and Servicing Agreement with respect to the receivables. Discover Bank has outsourced certain servicing functions to the following affiliates: DB Servicing Corporation (“DBSC”), Discover Products Inc. (“DPI”) and through December 31, 2010, DFS Services LLC (“DFS”). DBSC has contracted with BancTec, Inc., a third party service provider, for certain check processing and related services. DFS contracted with BancTec, Inc. for similar services through December 31, 2010. However, Discover Bank is ultimately responsible for the overall servicing function. DBSC and DPI are held directly by Discover Bank. Discover Bank also acts as calculation agent for the Note Issuance Trust, which is part of the servicing function.

DRFC Funding LLC (“DRFC”) is an indirect subsidiary of Discover Bank. DRFC is a special purpose entity whose purpose is to provide credit enhancement for the benefit of certificateholders of previously issued series of Master Trust certificates. DRFC will not provide credit enhancement for the collateral certificate or the notes unless otherwise specified in the applicable prospectus supplement.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Discover Bank, DFS, DPI, BancTec, Inc. and U.S. Bank National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Master Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Master Trust’s fiscal year ending November 30, 2010, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria applicable to such Servicing Participant described in the related Report on Assessment.

Item 1123 of Regulation AB. Servicer Compliance Statement.

Each of Discover Bank, DFS, DPI and BancTec, Inc. has been identified by the registrant as a servicer during the reporting period with respect to the pool assets held by the Master Trust. Each of Discover Bank, DFS, DPI and BancTec, Inc. has provided a statement of compliance (each, a “Compliance Statement”), signed by an authorized officer, and each such Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	List of Documents Filed as Part of this Report

(1)	Not Applicable.

(2)	Not Applicable.

(3)	See Item 15 (b), below.

(b)	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION
4.1	Second Amended and Restated Pooling and Servicing Agreement, between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.1 to the Master Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.2.1	Amended and Restated Series Supplement with respect to Series 1996-4 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and form of Class B Certificate, dated as of July 31, 2009 (incorporated by reference to Exhibit 4.2 to the Master Trust’s Current Report on Form 8-K filed on August 5, 2009).

4.2.2	Series Supplement with respect to Series 2005-4 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 2 Certificate and a form of Class B, Subseries 2 Certificate, dated as of December 16, 2005 (incorporated by reference to Exhibit 4.2 to the Master Trust’s Current Report on Form 8-K filed on December 16, 2005).

4.2.3	Series Supplement with respect to Series 2006-1 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class B, Subseries 2 Certificate, dated as of

February 28, 2006 (incorporated by reference to Exhibit 4.2 to the Master Trust’s Current Report on Form 8-K filed on February 28, 2006).

4.2.4	Series Supplement with respect to Series 2006-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 2 Certificate, a form of Class B, Subseries 2 Certificate, a form of Class A, Subseries 3 Certificate, and a form of Class B, Subseries 3 Certificate, dated as of July 27, 2006 (incorporated by reference to Exhibit 4.4 to the Master Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.2.5	Series Supplement with respect to Series 2006-3 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of October 3, 2006 (incorporated by reference to Exhibit 4.4 to the Master Trust’s Current Report on Form 8-K filed on October 3, 2006).

4.2.6	Series Supplement with respect to Series 2007-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of April 4, 2007 (incorporated by reference to Exhibit 4.4 to the Master Trust’s Current Report on Form 8-K filed on April 5, 2007).

4.2.7	Series Supplement with respect to Series 2007-3 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 2 Certificate, and a form of Class B, Subseries 2 Certificate, dated as of May 3, 2007 (incorporated by reference to Exhibit 4.4 to the Master Trust’s Current Report on Form 8-K filed on May 3, 2007).

4.2.8	Series Supplement for Series 2007-CC between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of July 26, 2007, including the form of collateral certificate (incorporated by reference to Exhibit 4.3 to the Master Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.2.9	Series Supplement for Series 2009-CE between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of July 24, 2009 (incorporated by reference to Exhibit 4.2 to Trust’s Current Report on Form 8-K filed on July 27, 2009), as supplemented by the Series Term Sheet with respect to Series 2009-CE, dated as of July 24, 2009, as amended on January 13, 2010 (incorporated by reference to Exhibit 4.2 to the Master Trust’s Current Report on Form 8-K filed on January 13, 2009).

4.2.10	Omnibus Amendment to Certain Series Supplements between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, dated as of July 31, 2009 (incorporated by reference to Exhibit 4.1 to the Master Trust’s Current Report on Form 8-K filed on August 5, 2009).

4.2.11	Series Supplement for Series 2009-SD between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of September 23, 2009 (incorporated by reference to Exhibit 4.1 to the Master Trust’s Current Report on Form 8-K filed on September 24, 2009).

4.2.12	First Amendment to Series Supplement for Series 2009-SD between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National

Association, as Trustee, dated as of January 13, 2010 (incorporated by reference to Exhibit 4.3 to the Master Trust’s Current Report on Form 8-K filed on January 13, 2010).

4.2.13	Amendment to Specified Series Supplements, between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.2 to the Master Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.3.1	Amended and Restated Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Greenwood Trust Company as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of April 15, 1999, with respect to Series 1996-4 (incorporated by reference to Exhibit 4.13 to the Master Trust’s Current Report on Form 8-K filed on April 16, 1999).

4.3.2	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 16, 2005, with respect to Series 2005-4, Subseries 2 (incorporated by reference to Exhibit 4.4 to the Master Trust’s Current Report on Form 8-K filed on December 16, 2005).

4.3.3	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of February 28, 2006, with respect to Series 2006-1, Subseries 2 (incorporated by reference to Exhibit 4.4 to the Master Trust’s Current Report on Form 8-K filed on February 28, 2006).

4.3.4	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of July 27, 2006, with respect to Series 2006-2, Subseries 2 (incorporated by reference to Exhibit 4.6 to the Master Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.3.5	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of July 27, 2006, with respect to Series 2006-2, Subseries 3 (incorporated by reference to Exhibit 4.7 to the Master Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.3.6	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of October 3, 2006, with respect to Series 2006-3 (incorporated by reference to Exhibit 4.5 to the Master Trust’s Current Report on Form 8-K filed on October 3, 2006).

4.3.7	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of April 4, 2007, with respect to Series 2007-2 (incorporated by reference to Exhibit 4.5 to the Master Trust’s Current Report on Form 8-K filed on April 5,

2007).

4.3.8	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of May 3, 2007, with respect to Series 2007-3, Subseries 2 (incorporated by reference to Exhibit 4.6 to the Master Trust’s Current Report on Form 8-K filed on May 3, 2007).

10.1	Services Agreement between DB Servicing Corporation and Discover Bank, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.1 of the Master Trust’s Current Report on Form 8-K filed on January 6, 2011).

10.2	Services Agreement by and between Discover Products Inc. and Discover Bank, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.2 of the Master Trust’s Current Report on Form 8-K filed on January 6, 2011).

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ernst & Young LLP.

23.3	Consent of Grant Thornton LLP.

31.1	Rule 13a–14(a)/15d–14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Bank for the year ended November 30, 2010.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of DFS Services LLC for the year ended November 30, 2010.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Products Inc. for the year ended November 30, 2010.

33.4	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of BancTec, Inc. for the year ended November 30, 2010.

33.5	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2010.

34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Bank for the year ended November 30, 2010.

34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of DFS Services LLC for the year ended November 30, 2010.

34.3	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Products Inc. for the year ended November 30, 2010.

34.4	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of BancTec, Inc. for the year ended November 30, 2010.

34.5	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of U.S. Bank National Association for the year ended

November 30, 2010.

35.1	Servicer Compliance Statement of Discover Bank for the year ended November 30, 2010.

35.2	Servicer Compliance Statement of DFS Services LLC for the year ended November 30, 2010.

35.3	Servicer Compliance Statement of Discover Products Inc. for the year ended November 30, 2010.

35.4	Servicer Compliance Statement of BancTec, Inc. for the year ended November 30, 2010.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Discover Card Master Trust I
(Registrant)
By: Discover Bank
(Depositor, Master Servicer and Servicer)

Dated: February 17, 2011	By:	/s/ Michael F. Rickert
Michael F. Rickert
Vice President, Chief Financial Officer and Treasurer (senior officer of the depositor in charge of securitization)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
4.1	Second Amended and Restated Pooling and Servicing Agreement, between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.1 to the Master Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.2.1	Amended and Restated Series Supplement with respect to Series 1996-4 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and form of Class B Certificate, dated as of July 31, 2009 (incorporated by reference to Exhibit 4.2 to the Master Trust’s Current Report on Form 8-K filed on August 5, 2009).

4.2.2	Series Supplement with respect to Series 2005-4 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 2 Certificate and a form of Class B, Subseries 2 Certificate, dated as of December 16, 2005 (incorporated by reference to Exhibit 4.2 to the Master Trust’s Current Report on Form 8-K filed on December 16, 2005).

4.2.3	Series Supplement with respect to Series 2006-1 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class B, Subseries 2 Certificate, dated as of February 28, 2006 (incorporated by reference to Exhibit 4.2 to the Master Trust’s Current Report on Form 8-K filed on February 28, 2006).

4.2.4	Series Supplement with respect to Series 2006-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 2 Certificate, a form of Class B, Subseries 2 Certificate, a form of Class A, Subseries 3 Certificate, and a form of Class B, Subseries 3 Certificate, dated as of July 27, 2006 (incorporated by reference to Exhibit 4.4 to the Master Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.2.5	Series Supplement with respect to Series 2006-3 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of October 3, 2006 (incorporated by reference to Exhibit 4.4 to the Master Trust’s Current Report on Form 8-K filed on October 3, 2006).

4.2.6	Series Supplement with respect to Series 2007-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of April 4, 2007 (incorporated by reference to Exhibit 4.4 to the Master Trust’s Current Report on Form 8-K filed on April 5, 2007).

4.2.7	Series Supplement with respect to Series 2007-3 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 2 Certificate, and a form of Class B, Subseries 2 Certificate, dated as of May 3, 2007 (incorporated by reference to Exhibit 4.4 to the Master Trust’s Current Report on Form 8-K filed on May 3, 2007).

4.2.8	Series Supplement for Series 2007-CC between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of July 26, 2007, including the form of collateral certificate (incorporated by reference to Exhibit 4.3 to the Master Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.2.9	Series Supplement for Series 2009-CE between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of July 24, 2009 (incorporated by reference to Exhibit 4.2 to Trust’s Current Report on Form 8-K filed on July 27, 2009), as supplemented by the Series Term Sheet with respect to Series 2009-CE, dated as of July 24, 2009, as amended on January 13, 2010 (incorporated by reference to Exhibit 4.2 to the Master Trust’s Current Report on Form 8-K filed on January 13, 2009).

4.2.10	Omnibus Amendment to Certain Series Supplements between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, dated as of July 31, 2009 (incorporated by reference to Exhibit 4.1 to the Master Trust’s Current Report on Form 8-K filed on August 5, 2009).

4.2.11	Series Supplement for Series 2009-SD between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of September 23, 2009 (incorporated by reference to Exhibit 4.1 to the Master Trust’s Current Report on Form 8-K filed on September 24, 2009).

4.2.12	First Amendment to Series Supplement for Series 2009-SD between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of January 13, 2010 (incorporated by reference to Exhibit 4.3 to the Master Trust’s Current Report on Form 8-K filed on January 13, 2010).

4.2.13	Amendment to Specified Series Supplements, between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.2 to the Master Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.3.1	Amended and Restated Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Greenwood Trust Company as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of April 15, 1999, with respect to Series 1996-4 (incorporated by reference to Exhibit 4.13 to the Master Trust’s Current Report on Form 8-K filed on April 16, 1999).

4.3.2	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 16, 2005, with respect to Series 2005-4, Subseries 2 (incorporated by reference to Exhibit 4.4 to the Master Trust’s Current Report on Form 8-K filed on December 16, 2005).

4.3.3	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of February 28, 2006, with respect to Series 2006-1, Subseries 2 (incorporated by reference to Exhibit 4.4 to the Master Trust’s Current Report on Form 8-K filed on February 28, 2006).

4.3.4	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of July 27, 2006, with respect to Series 2006-2, Subseries 2 (incorporated by reference to Exhibit 4.6 to the Master Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.3.5	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of July 27, 2006, with respect to Series 2006-2, Subseries 3 (incorporated by reference to Exhibit 4.7 to the Master Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.3.6	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of October 3, 2006, with respect to Series 2006-3 (incorporated by reference to Exhibit 4.5 to the Master Trust’s Current Report on Form 8-K filed on October 3, 2006).

4.3.7	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of April 4, 2007, with respect to Series 2007-2 (incorporated by reference to Exhibit 4.5 to the Master Trust’s Current Report on Form 8-K filed on April 5, 2007).

4.3.8	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of May 3, 2007, with respect to Series 2007-3, Subseries 2 (incorporated by reference to Exhibit 4.6 to the Master Trust’s Current Report on Form 8-K filed on May 3, 2007).

10.1	Services Agreement between DB Servicing Corporation and Discover Bank, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.1 of the Master Trust’s Current Report on Form 8-K filed on January 6, 2011).

10.2	Services Agreement by and between Discover Products Inc. and Discover Bank, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.2 of the Master Trust’s Current Report on Form 8-K filed on January 6, 2011).

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ernst & Young LLP.

23.3	Consent of Grant Thornton LLP.

31.1	Rule 13a–14(a)/15d–14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Bank for the year ended November 30, 2010.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of DFS Services LLC for the year ended November 30, 2010.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Products Inc. for the year ended November 30, 2010.

33.4	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of BancTec, Inc. for the year ended November 30, 2010.

33.5	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2010.

34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Bank for the year ended November 30, 2010.

34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of DFS Services LLC for the year ended November 30, 2010.

34.3	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Products Inc. for the year ended November 30, 2010.

34.4	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of BancTec, Inc. for the year ended November 30, 2010.

34.5	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2010.

35.1	Servicer Compliance Statement of Discover Bank for the year ended November 30, 2010.

35.2	Servicer Compliance Statement of DFS Services LLC for the year ended November 30, 2010.

35.3	Servicer Compliance Statement of Discover Products Inc. for the year ended November 30, 2010.

35.4	Servicer Compliance Statement of BancTec, Inc. for the year ended November 30, 2010.