Form 10-K
period 2011-11-30
DISCOVER CARD MASTER TRUST I
filed 2012-02-21
CIK 894329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2011

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

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

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

Not Applicable.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Not Applicable.

Item 1117 of Regulation AB. Legal Proceedings.

In the normal course of business, from time to time, Discover Bank and/or one or more its affiliates have been named as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with our activities. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Discover Bank has historically relied on the arbitration clause in its cardmember agreements, which has in some instances limited the costs of, and our exposure to, litigation, but there can be no assurance that Discover Bank will continue to be successful in enforcing the arbitration clause in the future. Legal challenges to the enforceability of these clauses have led most card issuers and may cause Discover Bank to discontinue their use, and there are bills pending in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses. Further, Discover Bank and/or one or more of its affiliates are involved in pending legal actions challenging the arbitration clause. Discover Bank and its affiliates are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business, including, among other matters, accounting, tax and operational matters, some of which may result in adverse judgments, settlements, fines, penalties, injunctions, or other relief. Litigation and regulatory actions could also adversely affect Discover Bank’s reputation. Discover Bank contests liability and/or the amount of damages as appropriate in each pending matter.

The FDIC is currently reviewing Discover Bank’s marketing practices with respect to its fee-based products, including its payment protection fee product. The FDIC and the Consumer Financial Protection Bureau have notified Discover Bank that they plan to take a joint enforcement action against Discover Bank. Since well before the FDIC’s review began, Discover Bank has made changes to both its fee-based products and program, and

Discover Bank believes its current practices substantially address the regulators’ concerns. The enforcement action could include civil monetary penalties, significant restitution and additional business practice changes.

On August 16, 2011, the Attorney General of West Virginia filed a lawsuit against Discover in the Circuit Court of Mason County, West Virginia (West Virginia v. Discover Financial Services, Inc., Discover Bank, DFS Services LLC et al.). The lawsuit asserts various claims related to Discover’s marketing and administration of various fee based products under West Virginia law. The relief sought in the lawsuit includes an injunction prohibiting Discover from engaging in the alleged violations, restitution and disgorgement of monies received from the complained of practices, civil penalties and costs. Discover will seek to vigorously defend all claims asserted against it. Discover Bank is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter.

On August 26, 2011, the Attorney General of Missouri issued a request for information to Discover Financial Services in connection with an investigation to determine whether Discover has engaged in conduct that violates Missouri law in the marketing of Discover Payment Protection to credit card customers. Discover is cooperating with the Attorney General in the investigation.

As of April 30, 2011, there were eight putative class action cases pending in relation to the sale of Discover’s payment protection fee product. Each of these lawsuits challenges Discover’s marketing practices with respect to marketing its payment protection fee product to its cardmembers under various state laws and the Truth in Lending Act. The plaintiffs seek monetary remedies including unspecified damages and restitution, attorneys’ fees and costs, and various forms of injunctive relief including an order rescinding the payment protection fee product enrollments of all class members. All of the cases have been transferred to the U.S. District Court for the Northern District of Illinois. In June 2011, Discover and class counsel entered into a preliminary global settlement of all of the pending class actions. The settlement is subject to judicial approval.

On November 30, 2011, a class action lawsuit was filed against Discover Financial Services by a Discover Bank cardmember in the U.S. District Court for the Northern District of California (Walter Bradley et al. v. Discover Financial Services). The plaintiff alleges that Discover contacted him, and members of the class he seeks to represent, on their cellular telephones without their express consent in violation of the Telephone Consumer Protection Act (“TCPA”). Plaintiff seeks statutory damages for alleged negligent and willful violations of the TCPA, attorneys’ fees, costs and injunctive relief. The TCPA provides for statutory damages of $500 for each violation ($1,500 for willful violations). Discover Bank is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter, but will seek to vigorously defend against all claims asserted by the plaintiff.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Discover Bank, DFS, DPI, DBSC, BancTec, Inc. and U.S. Bank National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Master Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Master Trust’s fiscal year ending November 30, 2011 or the applicable portion thereof, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria applicable to such Servicing Participant described in the related Report on Assessment.

Item 1123 of Regulation AB. Servicer Compliance Statement.

Each of Discover Bank, DFS, DPI, DBSC and BancTec, Inc. has been identified by the registrant as a servicer during the reporting period with respect to the pool assets held by the Master Trust. Each of Discover Bank, DFS, DPI, DBSC and BancTec, Inc. has provided a statement of compliance (each, a “Compliance Statement”) with respect to the servicing activities conducted during the Master Trust’s fiscal year ending November 30, 2011 or the applicable portion thereof, signed by an authorized officer, and each such Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	List of Documents Filed as Part of this Report

(1)	Not Applicable.

(2)	Not Applicable.

(3)	See Item 15 (b), below.

(b)	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION

4.1	Second Amended and Restated Pooling and Servicing Agreement, between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.1 to the Master Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.2	First Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of October 18, 2011 (incorporated by reference to Exhibit 4.1 to the Master Trust’s Current Report on Form 8-K filed on October 19, 2011).

4.3.1	Series Supplement with respect to Series 2005-4 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 2 Certificate and a form of Class B, Subseries 2 Certificate, dated as of December 16, 2005 (incorporated by reference to Exhibit 4.2 to the Master Trust’s Current Report on Form 8-K filed on December 16, 2005).

4.3.2	Series Supplement with respect to Series 2006-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 3 Certificate and a form of Class B, Subseries 3 Certificate, dated as of July 27, 2006 (incorporated by reference to Exhibit 4.4 to the Master Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.3.3	Series Supplement with respect to Series 2007-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of April 4, 2007 (incorporated by reference to Exhibit 4.4 to the Master Trust’s Current Report on Form 8-K filed on April 5, 2007).

4.3.4	Series Supplement with respect to Series 2007-3 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 2 Certificate, and a form of Class B, Subseries 2 Certificate, dated as of May 3, 2007 (incorporated by reference to Exhibit 4.4 to the Master Trust’s Current Report on Form 8-K filed on May 3, 2007).

4.3.5	Series Supplement for Series 2007-CC between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of July 26, 2007, including the form of collateral certificate (incorporated by reference to Exhibit 4.3 to the Master Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.3.6	Series Supplement for Series 2009-CE between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of July 24, 2009 (incorporated by reference to Exhibit 4.2 to Trust’s Current Report on Form 8-K filed on July 27, 2009), as supplemented by the Series Term Sheet with respect to Series 2009-CE, dated as of July 24, 2009, as amended on January 13, 2010 (incorporated by reference to Exhibit 4.2 to the Master Trust’s Current Report on Form 8-K filed on January 13, 2009).

4.3.7	Omnibus Amendment to Certain Series Supplements between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, dated as of July 31, 2009 (incorporated by reference to Exhibit 4.1 to the Master Trust’s Current Report on Form 8-K filed on August 5, 2009).

4.3.8	Amendment to Specified Series Supplements, between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.2 to the Master Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.4.1	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 16, 2005, with respect to Series 2005-4, Subseries 2 (incorporated by reference to Exhibit 4.4 to the Master Trust’s Current Report on Form 8-K filed on December 16, 2005).

4.4.2	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of July 27, 2006, with respect to Series 2006-2, Subseries 3 (incorporated by reference to Exhibit 4.7 to the Master Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.4.3	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of April 4, 2007, with respect to Series 2007-2 (incorporated by reference to Exhibit 4.5 to the Master Trust’s Current Report on Form 8-K filed on April 5, 2007).

4.4.4	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of May 3, 2007, with respect to Series 2007-3, Subseries 2 (incorporated by reference to Exhibit 4.6 to the Master Trust’s Current Report on Form 8-K filed on May 3, 2007).

10.1	Services Agreement between DB Servicing Corporation and Discover Bank, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.1 of the Master Trust’s Current Report on Form 8-K filed on January 6, 2011).

10.2	Services Agreement by and between Discover Products Inc. and Discover Bank, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.2 of the Master Trust’s Current Report on Form 8-K filed on January 6, 2011).

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ernst & Young LLP.

23.3	Consent of Grant Thornton LLP.

31.1	Rule 13a–14(a)/15d–14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Bank for the year ended November 30, 2011.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of DFS Services LLC for the month ended December 31, 2010.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Products Inc. for the month ended December 31, 2010.

33.4	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Products Inc. for the eleven months ended November 30, 2011.

33.5	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of DB Servicing Corporation for the eleven months ended November 30, 2011.

33.6	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of BancTec, Inc. for the year ended November 30, 2011.

33.7	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2011.

34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Bank for the year ended November 30, 2011.

34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of DFS Services LLC for the month ended December 31, 2010, and servicing activities of DB Servicing Corporation for the eleven months ended November 30, 2011.

34.3	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Products Inc. for the year ended November 30, 2011.

34.4	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of BancTec, Inc. for the year ended November 30, 2011.

34.5	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of U.S. Bank National Association for the year ended

November 30, 2011.

35.1	Servicer Compliance Statement of Discover Bank for the year ended November 30, 2011.

35.2	Servicer Compliance Statement of DFS Services LLC for the month ended December 31, 2010.

35.3	Servicer Compliance Statement of Discover Products Inc. for the month ended December 31, 2010.

35.4	Servicer Compliance Statement of Discover Products Inc. for the eleven months ended November 30, 2011.

35.5	Servicer Compliance Statement of DB Servicing Corporation for the eleven months ended November 30, 2011.

35.6	Servicer Compliance Statement of BancTec, Inc. for the year ended November 30, 2011.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Discover Card Master Trust I (Registrant) By: Discover Bank (Depositor, Master Servicer and Servicer)

Dated: February 21, 2012	By:	/s/ Michael F. Rickert
Michael F. Rickert Vice President, Chief Financial Officer and Treasurer (senior officer of the depositor in charge of securitization)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

4.1	Second Amended and Restated Pooling and Servicing Agreement, between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.1 to the Master Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.2	First Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of October 18, 2011 (incorporated by reference to Exhibit 4.1 to the Master Trust’s Current Report on Form 8-K filed on October 19, 2011).

4.3.1	Series Supplement with respect to Series 2005-4 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 2 Certificate and a form of Class B, Subseries 2 Certificate, dated as of December 16, 2005 (incorporated by reference to Exhibit 4.2 to the Master Trust’s Current Report on Form 8-K filed on December 16, 2005).

4.3.2	Series Supplement with respect to Series 2006-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 3 Certificate and a form of Class B, Subseries 3 Certificate, dated as of July 27, 2006 (incorporated by reference to Exhibit 4.4 to the Master Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.3.3	Series Supplement with respect to Series 2007-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of April 4, 2007 (incorporated by reference to Exhibit 4.4 to the Master Trust’s Current Report on Form 8-K filed on April 5, 2007).

4.3.4	Series Supplement with respect to Series 2007-3 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 2 Certificate, and a form of Class B, Subseries 2 Certificate, dated as of May 3, 2007 (incorporated by reference to Exhibit 4.4 to the Master Trust’s Current Report on Form 8-K filed on May 3, 2007).

4.3.5	Series Supplement for Series 2007-CC between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of July 26, 2007, including the form of collateral certificate (incorporated by reference to Exhibit 4.3 to the Master Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.3.6	Series Supplement for Series 2009-CE between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of July 24, 2009 (incorporated by reference to Exhibit 4.2 to Trust’s Current Report on Form 8-K filed on July 27, 2009), as supplemented by the Series Term Sheet with respect to Series 2009-CE, dated as of July 24, 2009, as amended on January 13, 2010 (incorporated by reference to Exhibit 4.2 to the Master Trust’s Current Report on Form 8-K filed on January 13, 2009).

4.3.7	Omnibus Amendment to Certain Series Supplements between Discover Bank as

Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, dated as of July 31, 2009 (incorporated by reference to Exhibit 4.1 to the Master Trust’s Current Report on Form 8-K filed on August 5, 2009).

4.3.8	Amendment to Specified Series Supplements, between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.2 to the Master Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.4.1	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 16, 2005, with respect to Series 2005-4, Subseries 2 (incorporated by reference to Exhibit 4.4 to the Master Trust’s Current Report on Form 8-K filed on December 16, 2005).

4.4.2	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of July 27, 2006, with respect to Series 2006-2, Subseries 3 (incorporated by reference to Exhibit 4.7 to the Master Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.4.3	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of April 4, 2007, with respect to Series 2007-2 (incorporated by reference to Exhibit 4.5 to the Master Trust’s Current Report on Form 8-K filed on April 5, 2007).

4.4.4	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of May 3, 2007, with respect to Series 2007-3, Subseries 2 (incorporated by reference to Exhibit 4.6 to the Master Trust’s Current Report on Form 8-K filed on May 3, 2007).

10.1	Services Agreement between DB Servicing Corporation and Discover Bank, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.1 of the Master Trust’s Current Report on Form 8-K filed on January 6, 2011).

10.2	Services Agreement by and between Discover Products Inc. and Discover Bank, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.2 of the Master Trust’s Current Report on Form 8-K filed on January 6, 2011).

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ernst & Young LLP.

23.3	Consent of Grant Thornton LLP.

31.1	Rule 13a–14(a)/15d–14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Bank for the year ended November 30, 2011.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of DFS Services LLC for the month ended December 31, 2010.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Products Inc. for the month ended December 31, 2010.

33.4	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Products Inc. for the eleven months ended November 30, 2011.

33.5	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of DB Servicing Corporation for the eleven months ended November 30, 2011.

33.6	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of BancTec, Inc. for the year ended November 30, 2011.

33.7	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2011.

34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Bank for the year ended November 30, 2011.

34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of DFS Services LLC for the month ended December 31, 2010, and servicing activities of DB Servicing Corporation for the eleven months ended November 30, 2011.

34.3	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Products Inc. for the year ended November 30, 2011.

34.4	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of BancTec, Inc. for the year ended November 30, 2011.

34.5	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2011.

35.1	Servicer Compliance Statement of Discover Bank for the year ended November 30, 2011.

35.2	Servicer Compliance Statement of DFS Services LLC for the month ended December 31, 2010.

35.3	Servicer Compliance Statement of Discover Products Inc. for the month ended December 31, 2010.

35.4	Servicer Compliance Statement of Discover Products Inc. for the eleven months ended November 30, 2011.

35.5	Servicer Compliance Statement of DB Servicing Corporation for the eleven months ended November 30, 2011.

35.6	Servicer Compliance Statement of BancTec, Inc. for the year ended November 30, 2011.