Form 10-K
period 2013-12-31
DISCOVER CARD MASTER TRUST I
filed 2014-03-21
CIK 894329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

There are two class action cases pending in relation to the Telephone Consumer Protection Act (“TCPA”). The cases were filed in the U.S. District Court for the Northern District of California on November 30, 2011 (Walter Bradley et al. v. Discover Financial Services) and on March 6, 2012 (Andrew Steinfeld v. Discover Financial Services, DFS Services LLC and Discover Bank). The plaintiff in each case alleges that Discover contacted him, and members of the class he seeks to represent, on their cellular telephones without their express consent in violation of the TCPA. The plaintiff in each case seeks statutory damages for alleged negligent and willful violations of the TCPA, attorneys’ fees, costs and injunctive relief. The TCPA provides for statutory damages of $500 for each violation ($1,500 for willful violations). Discover and class counsel entered into a preliminary settlement of both pending class actions. On September 10, 2013, the court granted preliminary approval of the settlement. The settlement remains subject to final approval by the court following completion of notice to the settlement class.

On April 12, 2012, the Attorney General of Hawaii filed a lawsuit against Discover in the Circuit Court of the First Circuit, Hawaii (Hawaii v. Discover Financial Services, Inc., Discover Bank, DFS Services LLC et al.). The lawsuit asserts various claims related to Discover’s marketing and administration of various protection products under Hawaii law. This matter has been resolved with the Attorney General.

On June 28, 2012, the Attorney General of Mississippi filed a lawsuit against Discover in the Chancery Court of the First Judicial District of Hinds County, Mississippi (Mississippi v. Discover Financial Services, Inc., Discover Bank, DFS Services LLC et al.). The lawsuit asserts various claims related to Discover’s marketing and administration of various protection products under Mississippi law. This matter has been resolved with the Attorney General.

On April 17, 2013, the Attorney General of New Mexico filed a lawsuit against Discover in the First Judicial District Court, County of Santa Fe, New Mexico (New Mexico v. Discover Financial Services, Inc., Discover Bank, DFS Services LLC et al.). The lawsuit asserts various claims related to Discover’s marketing and administration of various protection products under New Mexico law. This matter has been resolved with the Attorney General.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Discover Bank, DPI, DBSC, BancTec, Inc. and U.S. Bank National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Master Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Master Trust’s one-month transition period ended December 31, 2012 and year ended December 31, 2013, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria applicable to such Servicing Participant described in the related Report on Assessment.

Item 1123 of Regulation AB. Servicer Compliance Statement.

Each of Discover Bank, DPI, DBSC and BancTec, Inc. has been identified by the registrant as a servicer during the reporting period with respect to the pool assets held by the Master Trust. Each of Discover Bank, DPI, DBSC and BancTec, Inc. has provided a statement of compliance (each, a “Compliance Statement”) with respect to the servicing activities conducted during the Master Trust’s one-month transition period ended December 31, 2012 and year ended December 31, 2013, signed by an authorized officer, and each such Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

In December 2012, the Board of Directors of Discover Bank approved a change in the fiscal year-end from November 30 to December 31 for the Master Trust and the Note Issuance Trust. This change in the trusts’ fiscal year-end resulted in a one-month transition period in December 2012. Information for this fiscal transition month period is included in the exhibits to this Annual Report on Form 10-K.

Item 15. Exhibits and Financial Statement Schedules.

(a)	List of Documents Filed as Part of this Report

(1)	Not Applicable.

(2)	Not Applicable.

(3)	See Item 15 (b), below.

(b)	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION

4.1	Second Amended and Restated Pooling and Servicing Agreement, between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.1 to the Master Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.2	First Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of October 18, 2011 (incorporated by reference to Exhibit 4.1 to the Master Trust’s Current Report on Form 8-K filed on October 19, 2011).

4.3.1	Series Supplement with respect to Series 2007-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of April 4, 2007 (incorporated by reference to Exhibit 4.4 to the Master Trust’s Current Report on Form 8-K filed on April 5, 2007).

4.3.2	Series Supplement for Series 2007-CC between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of July 26, 2007, including the form of collateral certificate (incorporated by reference to Exhibit 4.3 to the Master Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.3.3	Series Supplement for Series 2009-CE between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of July 24, 2009 (incorporated by reference to Exhibit 4.2 to Trust’s Current Report on Form 8-K filed on July 27, 2009), as supplemented by the Series Term Sheet with respect to Series 2009-CE, dated as of July 24, 2009, as amended on January 13, 2010 (incorporated by reference to Exhibit 4.2 to the Master Trust’s Current Report on Form 8-K filed on January 13, 2009).

4.3.4	Omnibus Amendment to Certain Series Supplements between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, dated as of July 31, 2009 (incorporated by reference to Exhibit 4.1 to the Master Trust’s Current Report on Form 8-K filed on August 5, 2009).

4.3.5	Amendment to Specified Series Supplements, between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.2 to the Master Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.4.1	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of April 4, 2007, with respect to Series 2007-2 (incorporated by reference to Exhibit 4.5 to the Master Trust’s Current Report on Form 8-K filed on April 5, 2007).

10.1	Master Services Agreement between Discover Financial Services, Discover Bank, DB Servicing Corporation, Discover Products Inc. and other affiliated entities party thereto, dated as of January 1, 2013 (incorporated by reference to Exhibit 10.1 of the Master Trust’s Registration Statement on Form S-3 filed September 25, 2013).

10.1(a)	Amended and Restated Services Addendum, between DB Servicing Corporation and Discover Bank, dated as of August 15, 2013 (incorporated by reference to Exhibit 10.1(a) of the Master Trust’s Registration Statement on Form S-3 filed September 25, 2013).

10.1(b)	Amended and Restated Services Addendum, between Discover Products Inc. and Discover Bank, dated as of August 15, 2013 (incorporated by reference to Exhibit 10.1(b) of the Master Trust’s Registration Statement on Form S-3 filed September 25, 2013).

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ernst & Young LLP.

23.3	Consent of Grant Thornton LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Bank for the one-month transition period ended December 31, 2012 and year ended December 31, 2013.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Products Inc. for the one-month transition period ended December 31, 2012 and year ended December 31, 2013.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of DB Servicing Corporation for the one-month transition period ended December 31, 2012 and year ended December 31, 2013.

33.4	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of BancTec, Inc. for the one-month transition period ended December

31, 2012 and year ended December 31, 2013.

33.5	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the one-month transition period ended December 31, 2012 and year ended December 31, 2013.

34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Bank for the one-month transition period ended December 31, 2012 and year ended December 31, 2013.

34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Products Inc. for the one-month transition period ended December 31, 2012 and year ended December 31, 2013.

34.3	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of DB Servicing Corporation for the one-month transition period ended December 31, 2012 and year ended December 31, 2013.

34.4	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of BancTec, Inc. for the one-month transition period ended December 31, 2012 and year ended December 31, 2013.

34.5	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of U.S. Bank National Association for the one-month transition period ended December 31, 2012 and year ended December 31, 2013.

35.1	Servicer Compliance Statement of Discover Bank for the one-month transition period ended December 31, 2012 and year ended December 31, 2013.

35.2	Servicer Compliance Statement of Discover Products Inc. for the one-month transition period ended December 31, 2012 and year ended December 31, 2013.

35.3	Servicer Compliance Statement of DB Servicing Corporation for the one-month transition period ended December 31, 2012 and year ended December 31, 2013.

35.4	Servicer Compliance Statement of BancTec, Inc. for the one-month transition period ended December 31, 2012 and year ended December 31, 2013.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Discover Card Master Trust I (Registrant) By: Discover Bank (Depositor, Master Servicer and Servicer)

Dated: March 21, 2014	By:	/s/ Michael F. Rickert
Michael F. Rickert Vice President, Chief Financial Officer and Assistant Treasurer (senior officer of the depositor in charge of securitization)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

4.1	Second Amended and Restated Pooling and Servicing Agreement, between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.1 to the Master Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.2	First Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of October 18, 2011 (incorporated by reference to Exhibit 4.1 to the Master Trust’s Current Report on Form 8-K filed on October 19, 2011).

4.3.1	Series Supplement with respect to Series 2007-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of April 4, 2007 (incorporated by reference to Exhibit 4.4 to the Master Trust’s Current Report on Form 8-K filed on April 5, 2007).

4.3.2	Series Supplement for Series 2007-CC between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of July 26, 2007, including the form of collateral certificate (incorporated by reference to Exhibit 4.3 to the Master Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.3.3	Series Supplement for Series 2009-CE between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of July 24, 2009 (incorporated by reference to Exhibit 4.2 to Trust’s Current Report on Form 8-K filed on July 27, 2009), as supplemented by the Series Term Sheet with respect to Series 2009-CE, dated as of July 24, 2009, as amended on January 13, 2010 (incorporated by reference to Exhibit 4.2 to the Master Trust’s Current Report on Form 8-K filed on January 13, 2009).

4.3.4	Omnibus Amendment to Certain Series Supplements between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, dated as of July 31, 2009 (incorporated by reference to Exhibit 4.1 to the Master Trust’s Current Report on Form 8-K filed on August 5, 2009).

4.3.5	Amendment to Specified Series Supplements, between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.2 to the Master Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.4.1	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of April 4, 2007, with respect to Series 2007-2 (incorporated by reference to Exhibit 4.5 to the Master Trust’s Current Report on Form 8-K filed on April 5, 2007).

10.1	Master Services Agreement between Discover Financial Services, Discover Bank, DB Servicing Corporation, Discover Products Inc. and other affiliated entities party thereto, dated as of January 1, 2013 (incorporated by reference to Exhibit 10.1 of the Master Trust’s Registration Statement on Form S-3 filed September 25, 2013).

10.1(a)	Amended and Restated Services Addendum, between DB Servicing Corporation and Discover Bank, dated as of August 15, 2013 (incorporated by reference to Exhibit 10.1(a) of the Master Trust’s Registration Statement on Form S-3 filed September 25, 2013).

10.1(b)	Amended and Restated Services Addendum, between Discover Products Inc. and Discover Bank, dated as of August 15, 2013 (incorporated by reference to Exhibit 10.1(b) of the Master Trust’s Registration Statement on Form S-3 filed September 25, 2013).

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ernst & Young LLP.

23.3	Consent of Grant Thornton LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Bank for the one-month transition period ended December 31, 2012 and year ended December 31, 2013.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Products Inc. for the one-month transition period ended December 31, 2012 and year ended December 31, 2013.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of DB Servicing Corporation for the one-month transition period ended December 31, 2012 and year ended December 31, 2013.

33.4	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of BancTec, Inc. for the one-month transition period ended December 31, 2012 and year ended December 31, 2013.

33.5	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the one-month transition period ended December 31, 2012 and year ended December 31, 2013.

34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Bank for the one-month transition period ended December 31, 2012 and year ended December 31, 2013.

34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Products Inc. for the one-month transition period ended December 31, 2012 and year ended December 31, 2013.

34.3	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of DB Servicing Corporation for the one-month transition period ended December 31, 2012 and year ended December 31, 2013.

34.4	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of BancTec, Inc. for the one-month transition period ended December 31, 2012 and year ended December 31, 2013.

34.5	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of U.S. Bank National Association for the one-month transition period ended December 31, 2012 and year ended December 31, 2013.

35.1	Servicer Compliance Statement of Discover Bank for the one-month transition period ended December 31, 2012 and year ended December 31, 2013.

35.2	Servicer Compliance Statement of Discover Products Inc. for the one-month transition period ended December 31, 2012 and year ended December 31, 2013.

35.3	Servicer Compliance Statement of DB Servicing Corporation for the one-month transition period ended December 31, 2012 and year ended December 31, 2013.

35.4	Servicer Compliance Statement of BancTec, Inc. for the one-month transition period ended December 31, 2012 and year ended December 31, 2013.